Form 10-Q
period 2005-06-30
Patriot Capital Funding, Inc.
filed 2005-09-09
CIK 1321560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 0-51459
PATRIOT CAPITAL FUNDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-3068511

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

61 Wilton Road, Second Floor
Westport, CT	06880
(Address of principal executive office)	(Zip Code)
(203) 227-7778
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of September 8, 2005 was 12,116,951.

PATRIOT CAPITAL FUNDING, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1
	Combined Balance Sheets for June 30, 2005 and December 31, 2004	1
	Combined Statements of Operations for the three and six months ended June 30, 2005 and 2004	2
	Combined Statements of Stockholders’ Equity for the six months ended June 30, 2005	3
	Combined Statements of Cash Flows for the six months ended June 30, 2005 and 2004	4
	Combined Schedule of Investments as of June 30, 2005	5
	Combined Schedule of Investments as of December 31, 2004	7
	Notes to Combined Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II	OTHER INFORMATION	25

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Patriot Capital Funding, Inc.
Combined Balance Sheets
(unaudited)

	June 30,	December 31,
	2005	2004

ASSETS
Investments at fair value:
Investments in debt securities (cost of $85,101,404 - 2005, $68,051,712 - 2004)	$85,101,404	$67,245,923
Investments in equity securities (cost of $522,310 - 2005, $502,060 - 2004)	326,300	431,828
Unearned income	(2,297,820)	(2,073,921)

Total investments	83,129,884	65,603,830
Cash and cash equivalents	1,616,960	2,491,477
Restricted cash	4,000,000	3,000,000
Interest receivable	697,665	615,243
Other assets	1,068,477	328,313

TOTAL ASSETS	$90,512,986	$72,038,863

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Borrowings	$58,090,875	$41,645,458
Notes payable	200,000	1,000,000
Interest payable	486,271	283,096
Management fee payable	1,291,666	916,666
Accounts payable and accrued expenses	1,703,245	881,725

TOTAL LIABILITIES	61,772,057	44,726,945

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 49,000,000 shares authorized; 3,847,902 shares issued and outstanding at June 30, 2005, and December 31, 2004	38,479	38,479
Paid-in capital	30,061,521	30,061,521
Accumulated undistributed investment loss	(1,163,061)	(1,912,061)
Net unrealized depreciation on investments	(196,010)	(876,021)

TOTAL STOCKHOLDERS’ EQUITY	28,740,929	27,311,918

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,512,986	$72,038,863

NET ASSET VALUE PER COMMON SHARE	$7.47	$7.10

See notes to combined financial statements (unaudited).

Patriot Capital Funding, Inc.
Combined Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

INVESTMENT INCOME
Interest income	$2,792,453	$898,191	$5,099,690	$1,769,363
Fees	34,497	92,560	65,497	106,780

Total Investment Income	2,826,950	990,751	5,165,187	1,876,143

EXPENSES
Salaries and benefits	461,879	195,929	890,229	387,538
Consulting fees	250,000	250,000	500,000	500,000
Interest	1,349,326	274,209	2,401,666	553,150
Professional fees	166,866	36,560	236,179	92,732
General and administrative	120,647	42,817	388,113	84,790

Total Expenses	2,348,718	799,515	4,416,187	1,618,210

Net Investment Income	478,232	191,236	749,000	257,933

Net change in unrealized appreciation (depreciation) on investments	(170,450)	—	680,011	—

NET INCOME	$307,782	$191,236	$1,429,011	$257,933

Earnings per share, basic and diluted	$0.08	$0.05	$0.37	$0.07

Weighted average shares outstanding, basic and diluted	3,847,902	3,847,902	3,847,902	3,847,902

See notes to combined financial statements (unaudited).

Patriot Capital Funding, Inc.
Combined Statements of Stockholders’ Equity (unaudited)

			Accumulated	Net
			Undistributed	Unrealized
			Investment	Appreciation	Total
	Common	Paid-in	Income	(Depreciation)	Stockholders’
	Stock	Capital	(Loss)	on Investments	Equity

Balance, December 31, 2004	$38,479	$30,061,521	$(1,912,061)	$(876,021)	$27,311,918
Net income	—	—	749,000	680,011	1,429,011

Balance, June 30, 2005	$38,479	$30,061,521	$(1,163,061)	$(196,010)	$28,740,929

See notes to combined financial statements (unaudited).

Patriot Capital Funding, Inc.
Combined Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,429,011	$257,933
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	11,544	9,402
Change in interest receivable	(82,422)	(130,750)
Change in unrealized appreciation	(680,011)	—
Increase in payment-in-kind interest	(840,942)	(264,994)
Change in unearned income	203,649	(6,456)
Change in interest payable	203,175	534,471
Change in management fee payable	375,000	500,000
Change in other assets	—	(573,740)
Change in accounts payable and accrued expenses	821,520	(419,862)

Net cash provided by (used for) operating activities	1,440,524	(93,996)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(17,900,000)	(2,000,000)
Principal repayments on investments	1,691,250	618,709
Proceeds from investment sales	—	2,000,000
Purchase of furniture and equipment	(3,882)	(3,202)

Net cash provided by (used for) investing activities	(16,212,632)	615,507

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	18,900,000	1,850,000
Repayments on borrowings	(3,254,583)	(3,894,967)
Increase in deferred offering costs	(747,826)	—
Decrease (increase) in restricted cash	(1,000,000)	2,000,000

Net cash provided by (used for) financing activities	13,897,591	(44,967)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(874,517)	476,544

CASH AND CASH EQUIVALENTS AT:
Beginning of Period	2,491,477	1,245,981

End of Period	$1,616,960	$1,722,525

Supplemental information:
Interest paid	$2,198,499	$453,495

See notes to combined financial statements (unaudited).

Patriot Capital Funding, Inc.
Combined Schedule of Investments (unaudited)
June 30, 2005

Company(1)	Industry	Investment	Principal	Cost	Fair Value(3)
Agent Media Corporation	Publisher of insurance industry periodicals	Senior Secured Term Loan A (9.8%, Due 9/08)	$1,625,000	$1,625,000	$1,625,000

		Senior Secured Term Loan B(2)(16.0%, Due 9/09)	2,066,550	2,066,550	2,066,550

		Common Stock Warrants, Less than 5% of Co.(4)		31,000	35,800

Allied Defense Group, Inc.	Diversified defense company	Senior Secured Acquisition Line of Credit (11.5%, Due 11/10)	2,000,000	2,000,000	2,000,000

		Common Stock Warrants, Less than 5% of Co.(4)		56,128	64,500

Borga, Inc.	Manufacturer of pre-fabricated metal building systems	Senior Secured Term Loan A (6.9%, Due 3/09)	3,300,000	3,300,000	3,300,000

		Senior Secured Term Loan B (9.9%, Due 5/10)	2,493,750	2,493,750	2,493,750

		Senior Secured Term Loan C (16.0%, Due 5/10)	7,042,842	7,042,842	7,042,842

		Common Stock Warrants, Less than 5% of Co.(4)		20,250	13,500

Copperhead Chemical Company, Inc.	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt(2) (15.3%, Due 11/10)	4,591,804	4,591,804	4,591,804

Dover Saddlery, Inc.	Equestrian products catalog retailer	Senior Subordinated Debt(2) (17.3%, Due 3/07)	3,769,236	3,769,236	3,769,236

Encore Legal Solutions, Inc.	Legal document management services	Junior Secured Term Loan A (8.2%, Due 12/08)	5,110,000	5,110,000	5,110,000

		Junior Secured Term Loan B (8.3%, Due 12/09)	6,979,625	6,979,625	6,979,625

		Senior Subordinated Debt(2)(15.0%, Due 5/10)	4,871,730	4,871,730	4,871,730

		Common Stock Warrants, Less than 5% of Co.(4)		350,000	212,500

Interstate Highway Sign Corporation	Manufacturer of highway and roadway signs	Senior Secured Term Loan (8.6%, Due 12/09)	1,510,000	1,510,000	1,510,000

		Senior Subordinated Debt(2) (16.0%, Due 12/09)	5,719,476	5,719,476	5,719,476

Company(1)	Industry	Investment	Principal	Cost	Fair Value(3)
		Common Stock Warrants, Less than 5% of Co.(4)		59,932	—

L.A. Spas, Inc.	Manufacturer of above ground spas	Senior Subordinated Debt(2) (15.5%, Due 1/10)	6,656,449	6,656,449	6,656,449

		Common Stock Warrants, Less than 5% of Co.(4)		5,000	—

Prince Mineral Company, Inc.	Manufacturer of pigments	Junior Secured Term Loan (11.0%, Due 9/10)	3,600,000	3,600,000	3,600,000

		Senior Subordinated Debt(2) (17.0%, Due 5/11)	10,022,617	10,022,617	10,022,617

R-O-M Corporation	Manufacturer of doors, ramps and bulk heads for fire trucks and food transportation	Senior Secured Term Loan A (7.5%, Due 12/09)	3,400,000	3,400,000	3,400,000

		Senior Secured Term Loan B (8.5%, Due 12/10)	3,400,000	3,400,000	3,400,000

		Senior Subordinated Debt(2) (16.0%, Due 12/10)	6,942,325	6,942,325	6,942,325

Total Investments				85,623,714	85,427,704

Unearned Income				(2,297,820)	(2,297,820)

Total Investments Net of Unearned Income				$83,325,894	$83,129,884

(1)	We do not “control,” and are not an “affiliate” of, any of our portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, we would “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

(2)	Amount includes payment-in-kind (PIK) interest.

(3)	Fair value is determined in good faith by our board of directors.

(4)	Non-income producing.

Patriot Capital Funding, Inc.
Combined Schedule of Investments
December 31, 2004

Company(1)	Industry	Investment	Principal	Cost	Fair Value(3)
Agent Media Corporation	Publisher of insurance industry periodicals	Senior Secured Term Loan A (9.8%, Due 9/08)	$1,875,000	$1,875,000	$1,875,000

		Senior Secured Term Loan B(2) (16.0%, Due 9/09)	2,025,608	2,025,608	2,025,608

		Common Stock Warrants, Less than 5% of Co.(4)		31,000	25,700

Allied Defense Group, Inc.	Diversified defense company	Senior Secured Acquisition Line of Credit (11.5%, Due 11/10)	2,000,000	2,000,000	2,000,000

		Common Stock Warrants, Less than 5% of Co.(4)		56,128	56,128

Copperhead Chemical Company, Inc.	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt(2) (15.3%, Due 11/10)	4,517,482	4,517,482	4,517,482

Dover Saddlery, Inc.	Equestrian products catalog retailer	Senior Subordinated Debt(2) (17.3%, Due 3/07)	3,681,328	3,681,328	3,681,328

Encore Legal Solutions, Inc.	Legal document management services	Junior Secured Term Loan A (7.4%, Due 12/08)	5,560,000	5,560,000	5,560,000

		Junior Secured Term Loan B (8.3%, Due 12/09)	7,014,625	7,014,625	7,014,625

		Senior Subordinated Debt(2) (15.0%, Due 5/10)	4,799,073	4,799,073	4,799,073

		Common Stock Warrants, Less than 5% of Co.(4)		350,000	350,000

Interstate Highway Sign Corporation	Manufacturer of highway and roadway signs	Senior Secured Term Loan (7.4%, Due 12/09)	2,260,000	2,260,000	2,260,000

		Senior Subordinated Debt(2) (16.0%, Due 12/09)	5,605,789	5,605,789	4,800,000

		Common Stock Warrants, Less than 5% of Co.(4)		59,932	—

L.A. Spas, Inc.	Manufacturer of above ground spas	Senior Subordinated Debt(2) (15.5%, Due 1/10)	6,540,507	6,540,507	6,540,507

		Common Stock Warrants, Less than 5% of Co.(4)		5,000	—

Company(1)	Industry	Investment	Principal	Cost	Fair Value(3)
Prince Mineral Company, Inc.	Manufacturer of pigments	Junior Secured Term Loan (10.3%, Due 9/10)	3,600,000	3,600,000	3,600,000

		Senior Subordinated Debt(2) (17.0%, Due 5/11)	4,965,500	4,965,500	4,965,500

R-O-M Corporation	Manufacturer of doors, ramps and bulk heads for fire trucks and food transportation	Senior Secured Term Loan A (7.5%, Due 12/09)	3,400,000	3,400,000	3,400,000

		Senior Secured Term Loan B (8.5%, Due 12/10)	3,400,000	3,400,000	3,400,000

		Senior Subordinated Debt(2) (16.0%, Due 12/10)	6,806,800	6,806,800	6,806,800

Total Investments				68,553,772	67,677,751

Unearned Income				(2,073,921)	(2,073,921)

Total Investments Net of Unearned Income				$66,479,851	$65,603,830

(1)	We do not “control,” and are not an “affiliate” of, any of our portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, we would “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

(2)	Amount includes payment-in-kind (PIK) interest.

(3)	Fair value is determined in good faith by our board of directors.

(4)	Non-income producing.

Patriot Capital Funding, Inc.
Notes to Combined Financial Statements (unaudited)
Note 1. Description of Business and Basis of Presentation
The financial statements of Patriot Capital Funding, Inc. (the “Company”) are presented by combining the operations of Wilton Funding, LLC (“Wilton”) and Patriot Capital Funding, Inc. (“Patriot,” and together with Wilton, the “Company”).
Wilton was created under the Limited Liability Company Act of the State of Delaware on February 11, 2003 as a specialty finance company. Wilton operates as a single member LLC; and is therefore, disregarded as a taxable entity. Wilton’s sole member is Wilton Funding Holdings, LLC, also formed under the Limited Liability Company Act of the State of Delaware. Wilton has invested in debt instruments and warrants of privately held companies organized in the United States of America. Patriot originates, arranges and services the investments made by Wilton. All loans originated and serviced by Patriot have been funded by Wilton and all investments made by Wilton have been originated and serviced by Patriot. Patriot was formed under the General Corporation Law of the State of Delaware on November 4, 2002. The Company’s investment objective is to generate both current cash income and capital appreciation. The financial results of the Company’s portfolio investments are not consolidated in the Company’s financial statements.
On July 27, 2005, the Company merged Patriot and Wilton, effected a stock split and completed an initial public offering of its common stock. Subsequently, the Company elected to be treated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended. In addition, the Company also will elect to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended (the “Code”), effective as of August 1, 2005. The financial statements reflect the adjustments resulting from the July 27, 2005 stock split for all periods presented. Upon completion of the merger and stock split, the Company had 3,847,902 shares of common stock outstanding prior to shares offered in the initial public offering. Also, prior to the completion of the initial public offering, Compass Group Investments, Inc. (“Compass”) beneficially owned all of the outstanding capital stock of the Company. Accordingly, capital stock and paid-in capital has been adjusted to reflect the merger and stock split (see Note 10 Subsequent Events). All significant intercompany balances and transactions have been eliminated.
Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the December 31, 2004 financial statements and notes thereto included in the Company’s Form N-2 as filed with the SEC, which became effective on July 27, 2005.
Note 2. Investments
At June 30, 2005 and December 31, 2004, investments consisted of the following:

	June 30, 2005		December 31, 2004
	Cost	Fair Value	Cost	Fair Value
Commercial loans	$85,101,404	$85,101,404	$68,051,712	$67,245,923
Investments in equity securities	522,310	326,300	502,060	431,828
Unearned income	(2,297,820)	(2,297,820)	(2,073,921)	(2,073,921)

Total	$83,325,894	$83,129,884	$66,479,851	$65,603,830

The Company is a specialty finance company that provides customized financing solutions to small- to mid-sized companies that operate in diverse industry sectors. The Company makes investments in senior secured loans, junior secured loans, subordinated debt and equity-based investments, including warrants. At June 30, 2005 and at December 31, 2004, $57.3 million and $40.1 million, respectively, of the Company’s portfolio investments at fair value were at fixed rates, which represented approximately 67% and 59%, respectively of the Company’s total portfolio of investments at fair value. The Company generally structures its subordinated debt at fixed rates, although many of its senior secured and junior secured loans are, and will be, at variable rates determined on the basis of a benchmark LIBOR or prime rate. The Company’s loans generally have stated maturities ranging from 4 to 7.5 years.
At June 30, 2005 and December 31, 2004, approximately 33% and 30%, respectively, of the Company’s loans had warrants designed to provide the Company with an enhanced internal rate of return through the potential recognition of capital gains from the sale of such warrants or securities issuable upon the exercise of such warrants. These equity-like instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains. During the six months ended June 30, 2005 and for the year ended December 31, 2004, the Company did not realize any gains or losses on its investment portfolio.

The composition of the Company’s investments as of June 30, 2005 and December 31, 2004 at cost and fair value was as follows, excluding unearned income:

	June 30, 2005				December 31, 2004
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Senior Secured Debt	$26,838,142	31.4	$26,838,142	31.4%	$14,960,608	21.8%	$14,960,608	22.1%
Junior Secured Debt	15,689,625	18.3	15,689,625	18.4	16,174,625	23.6	16,174,625	23.9
Subordinated Debt	42,573,637	49.7	42,573,637	49.8	36,916,479	53.9	36,110,690	53.4
Warrants to Acquire Equity	522,310	0.6	326,300	0.4	502,060	0.7	431,828	0.6

Total	$85,623,714	100.0%	$85,427,704	100.0%	$68,553,772	100.0%	$67,677,751	100.0%

(1)	- Represents percentage of total portfolio.
The composition of the Company’s investment portfolio by industry sector, excluding unearned income, as of June 30, 2005 and December 31, 2004 at cost and fair value was as follows:

	June 30, 2005				December 31, 2004
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Manufacturing	$52,102,996	60.9%	$52,036,314	60.9%	$34,615,503	50.5%	$33,749,782	49.9%
Service	17,311,355	20.2	17,173,855	20.1	17,723,698	25.9	17,723,698	26.2
Consumer /Retail Goods	10,430,685	12.2	10,425,685	12.2	10,226,835	14.9	10,221,835	15.1
Publishing	3,722,550	4.3	3,727,350	4.4	3,931,608	5.7	3,926,308	5.8
Defense	2,056,128	2.4	2,064,500	2.4	2,056,128	3.0	2,056,128	3.0

Total	$85,623,714	100.0%	$85,427,704	100.0%	$68,553,772	100.0%	$67,677,751	100.0%

(1)	– Represents percentage of total portfolio.
Note 3. Borrowings
In February 2003, Wilton entered into a $120.0 million line of credit with a lender (“Financing Agreement”) which had an original draw period through February 11, 2005, and had an original maturity date of February 11, 2012. The Financing Agreement also had an option to extend both the draw period and maturity date by one year. Effective June 10, 2004, the Financing Agreement was amended to reduce the interest rate on outstanding borrowings from a fixed rate of 11.75% per annum to a fixed rate of 10.0% per annum. The Financing Agreement contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum required equity and minimum performance benchmarks. The Financing Agreement also contains customary events of default with customary cure and notice, including, without limitation, breach of covenants, cross-default to other indebtedness, bankruptcy, change of control, change of management and material adverse change. Additionally, all draws are at the discretion of the lender. At June 30, 2005 and December 31, 2004, the Company was in compliance with all covenants of the Financing Agreement. As of June 30, 2005 and December 31, 2004, there was $58.1 million and $41.6 million outstanding under the Financing Agreement, respectively. Under the terms of the amended Financing Agreement, if the Company elects to pre-pay its outstanding obligation the following prepayment penalties would become due; prepayment during the first four years of the Financing Agreement, the Company is obligated to pay a prepayment penalty equal to the greater of 4% of the principal amount outstanding or $3.0 million; during years five and six, the greater of 2% of the principal amount outstanding or $1.0 million; and in years seven and eight, the prepayment penalty would be 1% of the outstanding principal amount of the loan. During the first quarter of 2005, the Company invoked its right to extend the draw period and maturity date by one year. The draw period expires on February 11, 2006 and the Financing Agreement matures on February 11, 2013. On August 2, 2005, the Company used its proceeds from its initial public offering to pay all of its outstanding obligations under the Financing Agreement, including a prepayment penalty of $3.4 million.
On August 2, 2005, the Company entered into a securitization revolving credit facility with an entity affiliated with Harris Nesbitt Corp. The facility allows the Company to borrow up to $140.0 million through the issuance of notes to a multi-seller commercial paper conduit administered by the Harris Nesbitt affiliated entity (see Note 10 Subsequent Events).
Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended December 31,
	2005	2004	2005	2004
Net income	$307,782	$191,236	$1,429,011	$257,933
Weighted average common shares outstanding, basic and diluted	3,847,902	3,847,902	3,847,902	3,847,902
Earnings per common share, basic and diluted	$0.08	$0.05	$0.37	$0.07
On July 27, 2005, the Company merged Patriot and Wilton and effected a stock split prior to its initial public offering of common stock. Subsequent to the consummation of the merger and prior to the stock split, Patriot Partners, L.P. owned 200 shares of common stock of the Company and Wilton Funding Holdings, LLC owned 223.7 shares of common stock of the Company. The Company immediately effectuated a stock split of approximately 9,081.7–for-1 of the Company’s common stock. As a result, the Company had 3,847,902 shares of common stock outstanding immediately prior to the completion of its initial public offering. All periods have been restated to reflect the merger and the stock split (see Note 10. Subsequent Events).
Note 5. Commitments and Contingencies
The balance of unused commitments to extend credit was $20 million and $19.0 million at June 30, 2005 and December 31, 2004, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as investment draws, revolving credit arrangements or similar transactions. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the counterparty. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Note 6. Concentrations of Credit Risk
The Company’s customers are primarily small- to mid-sized companies in a variety of industries.
At June 30, 2005 and December 31, 2004, the Company’s two largest investments (as a percentage of commitments) represented approximately 33% and 41%, respectively of the total investment portfolio. Investment revenue, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given year can be highly concentrated among several customers. During the six months ended June 30, 2005, investment revenue from 4 customers accounted for 17.9%, 16.9%, 16.3%, and 10.8% of total investment revenues.
Note 7. Related Party Transactions
On February 11, 2003, the Company entered into a $2.0 million revolving credit agreement and a $400,000 demand note agreement with an affiliated entity of Compass, Patriot Partners, L.P. At June 30, 2005 and December 31, 2004, the Company owed $200,000 and $1.0 million, respectively, to Patriot Partners, L.P., under the aforementioned credit agreements. At June 30, 2005, the outstanding debt was comprised of a $200,000 revolving credit facility with interest at 11.0%. At December 31, 2004, the $1.0 million outstanding debt was comprised of a $400,000 demand note and a $600,000 revolving credit facility. The revolving credit facility and the demand note have no stated maturity. On May 9, 2005, the Company repaid all outstanding borrowings under the demand note. On July 12, 2005, the Company repaid all outstanding borrowings under the revolving credit facility.
The Company paid consulting fees to two entities affiliated with Compass, Kilgore Consulting CPM LLC and Philan LLC, until July 27, 2005, at which time such consulting agreements were terminated. On February 11, 2003, the Company incurred an initial consulting fee of $1.0 million, of which $500,000 was paid in cash. Beginning on the first anniversary, February 11, 2004 and each quarter thereafter, the Company was charged a consulting fee of $250,000 per quarter. At June 30, 2005 and December 31, 2004, $1,291,666 and $958,333, respectively, of such fees were payable.
Note 8. Income Taxes
Wilton is disregarded as a separate entity for federal, state and local income tax purposes. As a result, all items of income, expense, gain and loss are passed through and generally reportable on the tax returns of Wilton’s sole member. As a Subchapter C Corporation under the Internal Revenue Code, Patriot accounts for its income taxes following the asset and liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Under such method, deferred tax assets and liabilities are recognized for future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
During the year ended December 31, 2004, the Company recorded a loss from operations. As a result, the Company paid no federal or state income taxes during the year ended December 31, 2004. At December 31, 2004, the Company had a federal net operating loss carryforward (“NOL”) of approximately $207,000, expiring on December 31, 2020. The NOL may also be available for state tax purposes, but may be available in a lesser amount and for a shorter period of time. A deferred tax asset totaling approximately

$1,231,000 and $1,032,000 at June 30, 2005 and at December 31, 2004, respectively, calculated using enacted federal and state rates to temporary differences, is available to the Company. A full valuation reserve has been established for the deferred tax asset since, upon the election to be taxed as a regulated investment company under the Code, any portion of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes that have not been utilized has been substantially eliminated.
Significant components of deferred tax assets and liabilities are as follows:

	June 30,	December 31,
	2005	2004
Deferred revenues	$783,000	$683,000
Organization costs	117,000	138,000
Non-deductible interest	—	6,000
Accrued expenses and other	(6,000)	119,000
Net operating loss	337,000	86,000

Total deferred tax assets	1,231,000	1,032,000

Valuation allowance	(1,231,000)	(1,032,000)

Total	$—	$—

The components of income tax expense are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Federal income taxes (34%)	($127,000)	($92,000)	($206,000)	($300,000)
State income taxes (7.5%)	(27,000)	(20,000)	(45,000)	(66,000)
Effect of valuation allowance	154,000	112,000	251,000	366,000

Total income tax expense	$—	$—	$—	$—

The Company will elect to be treated as a RIC under the Code, effective as of August 1, 2005.
Note 9. Financial Highlights

	For the Six Months Ended
	June 30,
	2005	2004
Per Share Data:
Net asset value at beginning of period	$7.10	$6.38
Net investment income	.20	.06
Net change in unrealized appreciation on investments	.17	—
Net asset value at end of period	$7.47	$6.44

Total Return (1)	5.2%	1.1%

Shares outstanding at end of period	3,847,902	3,847,902

Ratios and Supplemental Data:
Net assets at end of period	$28,740,929	$24,215,315
Average net assets	28,161,998	24,448,087
Ratio of operating expenses to average
Net assets (annualized)	31.4%	13.2%
Ratio of net investment income to
Average net assets (annualized)	5.3%	2.1%
Average borrowings outstanding	$47,201,467	$8,788,497
Average amount of borrowings per Share	$12.27	$2.28

(1)	The total return (not annualized) reflects the change in net asset value of a share of stock. On July 27, 2005, the Company merged Patriot and Wilton, and effected a stock split. As a result, the Company's financial statements reflect 3,847,902 shares issued and outstanding throughout all periods presented (see Note 10. Subsequent Events).

Note 10. Subsequent Events
On July 6, 2005, the Company funded a $9.85 million investment with Robert Rothschild Farm, Inc., a manufacturer, marketer and distributor of branded specialty food products. The investment consisted of a $5.25 million Junior Secured Term Loan and $4.6 million of Senior Subordinated Debt. On July 29, 2005, the Company funded a $20.2 million investment with Fairchild Industrial Products Company, a designer and manufacturer of industrial control products. The investment consisted of a $2.0 million Revolving Credit Facility, two Senior Term Loans totaling $12.8 million and $5.4 million of Senior Subordinated Debt.
On July 27, 2005, the Company merged Patriot and Wilton, and effected a stock split of its common stock. Subsequent to the consummation of the merger and prior to the stock split, Patriot Partners, L.P. owned 200 shares of common stock of the Company and Wilton Funding Holdings, LLC owned 223.7 shares of common stock of the Company. The Company then immediately effectuated a stock split of approximately 9,081.7–for-1 of the Company’s common stock. As a result, the Company had 3,847,902 shares of common stock outstanding immediately after the completion of the merger and stock split.
On July 27, 2005, the Company elected to be treated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended. In addition, the Company also will elect to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended (the Code), effective as of August 1, 2005.
On August 2, 2005, the Company, closed its initial public offering of 7,190,477 shares of common stock and received gross proceeds of $100.7 million less underwriters commissions, discounts and fees of $7.0 million. In addition on August 15, 2005, the underwriters exercised their option to purchase an additional 1,078,572 shares of common stock and the Company received gross proceeds of $15.1 million less underwriters commissions, discounts and fees of $1.1 million. In addition, as part of the initial public offering, Compass sold 2,464,285 shares of the Company's common stock and beneficially owned 10.6% of the outstanding shares of common stock of the Company immediately after the completion of the initial public offering.
On August 2, 2005, the Company, through a wholly-owned bankruptcy remote, special purpose subsidiary, entered into a securitization revolving credit facility, with an entity affiliated with Harris Nesbitt Corp. The facility allows the Company to borrow up to $140.0 million through the issuance of notes to a multi-seller commercial paper conduit administered by the affiliated entity. The facility is secured by all of the loans held by the special purpose subsidiary. The facility bears interest at the commercial paper rate plus 1.75% and has a term of three years. The Company will use the proceeds of the facility to fund loan origination activities and for general corporate purposes. The facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and maximum yields on funded loans. The facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the facility.
On August 2, 2004, concurrent with the completion of the initial public offering, the Company granted stock options to purchase 1.3 million shares of its common stock to five of its employees. The stock options have an exercise price of $14.00 per share (the initial public offering price) and vest over a three-year period, with one-third of such options vesting on each anniversary grant date.
On September 7, 2005, the Company's Board of Directors authorized a cash dividend of $0.16 per share, payable on October 31, 2005 to stockholders of record as of the close business on September 30, 2005. Such cash dividend is payable on total shares issued and outstanding on the record date which reflects the common stock issued in connection with the initial public offering during August 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information contained in this section should be read in conjunction with our combined financial statements and notes thereto appearing elsewhere in the quarterly report on Form 10-Q.
     Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:
     • Our future operating results;
     • Our business prospects and the prospects of our portfolio companies;
     • The impact of the investments that we expect to make;
     • The ability of our portfolio companies to achieve their objectives;
     • Our expected financings and investments;
     • The adequacy of our cash resources and working capital; and
     • The timing of cash flows, if any, from the operations of our portfolio companies.
     In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our final prospectus dated July 27, 2005. Other factors that could cause actual results to differ materially include:
     • changes in the economy;
     • risks associated with possible disruption in our operations or the economy generally due to terrorism; and
     • future changes in laws or regulations and conditions in our operating areas.
     We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview
     We are a specialty finance company that provides customized financing solutions to small- to mid-sized companies. Our ability to invest across a company’s capital structure, from senior secured loans to equity securities, allows us to offer potential portfolio companies a comprehensive suite of financing solutions, including “one-stop” financing. We are a closed-end, non-diversified investment company that has elected to be treated as a business development company under the Investment Company Act of 1940. On August 2, 2005, we completed an initial public offering of shares of our common stock. We will elect to be treated for federal income tax purposes as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, effective as of August 1, 2005. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income or gains we distribute (actually or constructively) to our stockholders as dividends.
     Since we commenced investment operations in 2003, our business has been conducted through two separate entities, Patriot Capital Funding, Inc. and Wilton Funding, LLC. Patriot Capital Funding, Inc. originated, arranged and serviced the investments made by Wilton Funding, LLC, which invested in debt instruments and warrants of U.S.-based companies. For such services, Patriot Capital Funding, Inc. was entitled to receive placement fees and servicing fees from Wilton Funding, LLC’s portfolio companies and investment origination fees and asset management fees from Wilton Funding, LLC. On July 27, 2005 Wilton Funding, LLC merged with and into Patriot Capital Funding, Inc.

     Our combined financial statements, which are discussed below, reflect the combined operations of Patriot Capital Funding, Inc. and Wilton Funding, LLC prior to the merger.
Portfolio Composition
     Our primary business is lending to and investing in small- to mid-sized businesses through investments in senior secured loans, junior secured loans, subordinated debt investments and equity-based investments, including warrants. The fair value of our portfolio was $85.4 million and $67.7 million at June 30, 2005 and December 31, 2004, respectively. The increase in the value of our portfolio during each period is primarily attributable to newly-originated investments.
     Total portfolio investment activity as of and for the six months ended June 30, 2005 and the year ended December 31, 2004 was as follows:

	June 30, 2005	December 31, 2004
Beginning portfolio at fair value	$67,677,751	$29,942,861

Originations/draws/purchases	17,900,000	42,850,000

Originations/warrants received on equity	20,250	92,128

Early pay-offs/sales of investments	(1,691,250)	(5,025,375)

Increase in PIK interest	840,942	694,158

Change in unrealized appreciation (depreciation) on investments	680,011	(876,021)

Ending portfolio at fair value	$85,427,704	$67,677,751

As of June 30, 2005 and December 31, 2004, the composition of our portfolio at fair value was as follows:

	June 30, 2005		December 31, 2004
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio
Senior secured revolving/acquisition line of credit	$2,000,000	2.3%	$2,000,000	2.9%

Senior secured term loans	24,838,142	29.1	12,960,608	19.2

Junior secured term loans	15,689,625	18.3	16,174,625	23.9

Senior subordinated debt	42,573,637	49.9	36,110,690	53.4

Warrants to purchase common stock	326,300	0.4	431,828	0.6

Totals	$85,427,704	100.0%	$67,677,751	100.0%

     For the six months ended June 30, 2005, the weighted average yield on all of our outstanding debt investments was approximately 13.8%. Yields are computed using annualized actual interest income earned for the six months ended June 30, 2005, including amortization of loan fees and original issue discount, divided by the weighted average fair value of debt investments. As of June 30, 2005, $57.3 million of our portfolio investments at fair value were at fixed interest rates, which represented approximately 67.0% of our total portfolio of investments at fair value. For the year ended December 31, 2004, the weighted average yield on all of our outstanding debt investments was approximately 12.6%. Yields are computed using actual interest income earned for the year ended December 31, 2004, including amortization of loan fees and original issue discount, divided by the weighted average fair value of debt investments. As of December 31, 2004, $40.1 million of our portfolio investments at fair value were at fixed interest rates, which represented approximately 59.3% of our total portfolio of investments at fair value. We generally structure our subordinated debt investments at fixed rates, although many of our senior secured and junior secured loans are, and will be, at variable rates. We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower rates with respect to our portfolio of investments.
The composition of our investment portfolio by industry sector, excluding unearned income, as of June 30, 2005 and December 31, 2004 at cost and fair value was as follows:

	June 30, 2005				December 31, 2004
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Manufacturing	$52,102,996	60.9%	$52,036,314	60.9%	$34,615,503	50.5%	$33,749,782	49.9%
Service	17,311,355	20.2	17,173,855	20.1	17,723,698	25.9	17,723,698	26.2
Consumer / Retail Goods	10,430,685	12.2	10,425,685	12.2	10,226,835	14.9	10,221,835	15.1
Publishing	3,722,550	4.3	3,727,350	4.4	3,931,608	5.7	3,926,308	5.8
Defense	2,056,128	2.4	2,064,500	2.4	2,056,128	3.0	2,056,128	3.0

Total	$85,623,714	100.0%	$85,427,704	100.0%	$68,553,772	100.0%	$67,677,751	100.0%

(1)	– Represents percentage of total portfolio.
     At June 30, 2005 and December 31, 2004, our two largest investments (as a percentage of commitments) represented approximately 33% and 41%, respectively of the total investment portfolio. Investment revenue, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given year can be highly concentrated among several customers. During the six months ended June 30, 2005, investment revenue from 4 customers accounted for 17.9%, 16.9%, 16.3%, and 10.8% of total investment revenues.
     At June 30, 2005 and December 31, 2004, all of our equity investments were warrants to acquire equity interests in certain of our portfolio companies. This allows us to participate in the appreciation in the value of the portfolio company, while minimizing the amount of upfront cost to us.
Portfolio Asset Quality
     We utilize a standard investment rating system for our entire portfolio. Investment Rating 1 is used for performing investments that significantly exceed expectations or for which a capital gain is expected. Investment Rating 2 is used for investments that are generally performing in accordance with the portfolio company’s business plan. Investment Rating 3 is used for performing investments that require closer monitoring; however, no loss of principal or interest is expected. Investment Rating 4 is used for underperforming investments with loss of interest expected, but not loss of principal. Investment Rating 5 is used for underperforming investments for which loss of interest and some principal is expected.
     The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
	Investments at	Percentage of	Investments at	Percentage of
Investment Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	$5,833,736	6.8%	$21,650,006	32.0%
2	65,708,043	76.9	38,967,745	57.6
3	13,885,925	16.3	7,060,000	10.4
4	—	—	—	—
5	—	—	—	—

Total	$85,427,704	100.0%	$67,677,751	100.0%

Results of Operations
     The principal measure of our financial performance is the Net income (loss) which is the sum of three elements. The first element is Net investment income (loss), which is the difference between our income from interest and fees and our operating expenses. The second element is Realized gain (loss) on investments, which is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. The third element, Net unrealized appreciation (depreciation) on investments, is the net change in the fair value of our investment portfolio.
Comparison for the three months ended June 30, 2005 and 2004
     Total Investment Income
     Total investment income includes interest income on our investments and fee income. Our fee income primarily includes loan and arrangement fees.
     Total investment income for the three months ended June 30, 2005 and June 30, 2004 was $2.8 million and $991,000, respectively. For the three months ended June 30, 2005, this amount consisted of interest income of $7,000 from cash and cash equivalents, $2.8 million of interest income from portfolio investments (which included $467,000 in payment-in-kind or PIK interest from eight of our debt investments) and $34,000 in fee income. For the three months ended June 30, 2004, this amount primarily consisted of interest income of $9,000 from cash and cash equivalents, $889,000 of interest income from portfolio investments (which included $133,000 in PIK interest from three of our debt investments) and $93,000 in fee income.
     The increase in our total investment income for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 is primarily attributable to an increase of $55.9 million at fair value in the balance of our interest-bearing investment portfolio as well as higher yields on our interest-bearing portfolio during the quarter ended June 30, 2005.
     Expenses
     Expenses include salaries and benefits, consulting fees, professional fees, interest payments on our outstanding indebtedness, insurance and general and administrative expenses.
     Expenses for the three months ended June 30, 2005 and June 30, 2004 were $2.3 million and $800,000, respectively. Expenses increased for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 primarily as a result of higher interest expense, which increased by $1.1 million, and higher employee compensation, which increased by $266,000. The higher interest expense was attributable to an increase of $52.6 million in borrowings outstanding under our $120.0 million credit facility. Such borrowings were used to fund investments. The higher employee compensation was attributable to the increase in the number of our personnel due to increased investment activities and in anticipation of our initial public offering.
     We incurred consulting fees in the amount of $250,000 for each of the three months ended June 30, 2005 and 2004, respectively, payable to two entities affiliated with Compass Group Investments, Inc. ("Compass"). These consulting arrangements were terminated on July 27, 2005.
     Realized Gains (Losses) on Sale of Investments and Net Unrealized Appreciation (Depreciation) on Investments
     Net realized gain (loss) on sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. We did not realize any gains or losses on the sale of our portfolio investments during the three months ended June 30, 2005 or 2004.
     Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio. During the three months ended June 30, 2005, we recorded net unrealized depreciation of $170,450 on our investments, which related to our warrants to purchase common stock in certain of our portfolio companies. We did not record any appreciation or depreciation in the fair value of any of our investments during the quarter ended June 30, 2004.
Net Income
     Net income was $307,782 and $191,236 for the quarters ended June 30, 2005 and 2004, respectively.
Comparison for the six months ended June 30, 2005 and 2004
Total Investment Income

     Total investment income includes interest income on our investments and fee income. Our fee income primarily includes loan and arrangement fees.
     Total investment income for the first six months of 2005 and 2004 was $5.2 million and $1.9 million, respectively. For the first six months ended 2005, this amount consisted of interest income of $14,000 from cash and cash equivalents, $5.1 million of interest income from portfolio investments (which included $841,000 in payment-in-kind or PIK interest from eight of our debt investments) and $65,000 in fee income. For the first six months of 2004, this amount primarily consisted of interest income of $18,000 from cash and cash equivalents, $1.8 million of interest income from portfolio investments (which included $265,000 in PIK interest from three of our debt investments) and $106,000 in fee income.
     The increase in our total investment income for the first six months of 2005 as compared to the first six months of 2004 is primarily attributable to an increase of $55.9 million at fair value in the balance of our interest-bearing investment portfolio as well as higher yields on our interest-bearing portfolio during the first six months of 2005.
     Expenses
     Expenses include salaries and benefits, consulting fees, professional fees, interest payments on our outstanding indebtedness, insurance and general and administrative expenses.
     Expenses for the first six months of 2005 and 2004 were $4.4 million and $1.6 million, respectively. Expenses increased for the first six months of 2005 as compared to the same period in 2004 primarily as a result of higher interest expense, which increased by $1.8 million, and higher employee compensation, which increased by $503,000. The higher interest expense was attributable to an increase of $52.6 million in borrowings outstanding under our $120.0 million credit facility. Such borrowings were used to fund investments. The higher employee compensation was attributable to the increase in the number of our personnel due to increased investment activities and in anticipation of our initial public offering.
     We incurred consulting fees in the amount of $500,000 for the first six months of 2005 and 2004, respectively, payable to two entities affiliated with Compass. These consulting arrangements were terminated on July 27, 2005.
     Realized Gains (Losses) on Sale of Investments and Net Unrealized Appreciation (Depreciation) on Investments
     Net realized gain (loss) on sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. We did not realize any gains or losses on the sale of our portfolio investments during the first six months of 2005 or 2004.
     Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio. During the first six months of 2005, we recorded net unrealized appreciation of $680,011 on our investments, which consisted of unrealized appreciation of $857,361, primarily related to the reversal of previously recorded unrealized depreciation on our investment in Interstate Highway Sign Corporation, partially offset by unrealized depreciation of $177,350 related to warrants to purchase common stock in certain of our portfolio companies. We did not record any appreciation or depreciation in the fair value of any of our investments during the first six months of 2004.
     Net Income
     Net income was $1.4 million and $258,000 for the six months ended June 30, 2005 and 2004, respectively.
Financial Condition, Liquidity and Capital Resources
Cash, Cash Equivalents and Restricted Cash
     At June 30, 2005 and December 31, 2004, we had $1.6 million and $2.5 million, respectively, in cash and cash equivalents. In addition, at June 30, 2005 and December 31, 2004, we had $4.0 million and $3.0 million in restricted cash, respectively. Restricted cash consists of cash held in an investment pre-funding account for the benefit of portfolio companies who have not used our entire lending commitment to them.
     For the six months ended June 30, 2005, net cash provided by operating activities totaled $1.4 million, an increase of $1.5 million over the prior year’s amount. This increase was due primarily to higher overall investment income. Cash used for investing activities totaled $16.2 million in the six months ended June 30, 2005 compared with cash provided by investing activities of $616,000 in the comparable 2004 period. This change was principally due to higher investment origination in the second quarter of 2005. Cash provided by financing activities totaled $13.9 million in the six months ended June 30, 2005 compared to cash used of $45,000 in the comparable 2004 period. This change was principally due to a net increase of $17.1 million in our borrowings under our $120.0 million credit agreement in the six months ended June 30, 2005 as compared to the comparable 2004 period.

Liquidity and Capital Resources
     Our primary sources of capital have historically been from Compass which provided us with a $30.1 million equity investment, a $400,000 demand note and a $2.0 million secured revolving line of credit and an unaffiliated lender which provided us with a line of credit under which we had the ability to borrow up to $120.0 million, subject to certain conditions.
     We expect our cash on hand, borrowings under our future debt agreements, including our securitization revolving credit facility, and cash generated from operations, including income earned from investments in our portfolio companies and, to a lesser extent, the temporary investments of cash in U.S. government securities and other high-quality debt investments that mature in one year or less, will be adequate to meet our cash needs at our current level of operations. Our primary use of funds will be investments in portfolio companies. In order to fund new originations, we intend to use cash on hand, advances under our securitization revolving credit facility and equity financings. Our securitization revolving credit facility contains collateral requirements, including, but not limited to, minimum diversity and rating and limitations on loan size. These limitations may limit our ability to fund certain new originations with advances under the facility, in which case we will fund originations using new debt or equity financings.
     Subsequent to June 30, 2005, we raised $115.8 million of gross proceeds by selling 8,269,000 shares of newly issued common stock in the initial public offering of our shares of common stock.
     In order to satisfy the requirements applicable to regulated investment companies under Subchapter M of the Internal Revenue Code of 1986, we intend to distribute to our stockholders substantially all of our income except for certain net capital gains beginning on August 1, 2005. In addition, as a business development company, we generally are required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. As of June 30, 2005, this ratio was 155%. Upon completion of our initial public offering, we used substantially all of the net proceeds from such offering to immediately repay all of our outstanding borrowings so as to comply with the asset coverage requirements.
     To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets.
Borrowings
     Credit Agreement. On February 11, 2003, we entered into a $120.0 million credit agreement with an unaffiliated lender for the purpose of financing our investments in portfolio companies. On August 2, 2005, we repaid all outstanding borrowings under this credit agreement, including a prepayment penalty we incurred in connection with such repayment, with substantially all of the proceeds from our initial public offering and terminated the credit agreement in conjunction with such repayment.
     Revolving Credit Agreement. On February 11, 2003, we entered into a $2.0 million revolving credit agreement with an entity affiliated with Compass, which was available for general corporate purposes. On July 12, 2005, we repaid all outstanding borrowings under this revolving credit agreement and terminated the revolving credit agreement in conjunction with such repayment. The interest rate on outstanding borrowings under the credit agreement was 11.0% per annum. The credit agreement had no stated maturity date, but we were required to repay all principal and unpaid accrued interest outstanding under the credit agreement following demand for payment by the lender.
     Demand Note. On February 11, 2003, we entered into a $400,000 note agreement with an entity affiliated with Compass to provide us with working capital. This note agreement accrued interest at 13.75% per annum. On May 9, 2005, we repaid all outstanding borrowings under this note agreement.
     Securitization Revolving Credit Facility. On July 27, 2005, we, through a wholly-owned, bankruptcy remote, special purpose subsidiary of ours, entered into a securitization revolving credit facility with an entity affiliated with Harris Nesbitt Corp. The facility allows our special purpose subsidiary to borrow up to $140.0 million through the issuance of notes to a multi-seller commercial paper conduit that is administered by the affiliated entity. The facility is secured by all of the loans held by our special purpose subsidiary. The facility bears interest at the commercial paper rate plus 1.75% and has a term of three years. We will use the net proceeds of the facility to fund our loan origination activities and for general corporate purposes. Each loan origination under the securitization revolving credit facility will be subject to the satisfaction of certain conditions. We cannot assure you that we will be able to borrow funds under the securitization revolving credit facility at any particular time or at all.
Dividends
     We will elect to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, effective as of August 1, 2005. In order to maintain our status as a regulated investment company, we will be required to (1) distribute at least

90% of our investment company taxable income and (2) distribute at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax. We intend to make distributions to our stockholders on a quarterly basis of substantially all of our net operating income. We currently intend to retain for investment some or all of our net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received an actual distribution of the capital gains we retain and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them.
     We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the Investment Company Act of 1940 and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.
Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. On an ongoing basis, our management evaluates its estimates and assumptions, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Changes in our estimates and assumptions could materially impact our results of operations and financial condition.
Valuation of Portfolio Investments
     The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.
     Our process for determining the fair value of our investments begins with determining the enterprise value of the portfolio company. There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value.
     To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results. We generally require portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically in the private equity business, companies are bought and sold based on multiples of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), cash flow, net income, revenues or, in limited instances, book value. The private equity industry uses financial measures such as EBITDA in order to assess a portfolio company’s financial performance and to value a portfolio company. When using EBITDA to determine enterprise value, we may adjust EBITDA for non-recurring items. Such adjustments are intended to normalize EBITDA to reflect the portfolio company’s earnings power. Adjustments to EBITDA may include compensation to previous owners, acquisition, recapitalization, or restructuring related items or one-time non-recurring income or expense items.
     In determining a multiple to use for valuation purposes, we look to private merger and acquisition statistics, discounted public trading multiples or industry practices. In estimating a reasonable multiple, we consider not only the fact that our portfolio company may be a private company relative to a peer group of public comparables, but we also consider the size and scope of our portfolio company and its specific strengths and weaknesses.
     In some cases, the best valuation methodology may be a discounted cash flow analysis based on future projections. If a portfolio company is distressed, a liquidation analysis may provide the best indication of enterprise value.
     If there is adequate enterprise value to support the repayment of our debt, the fair value of our loan or debt security normally corresponds to cost plus amortized original issue discount unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidation events. The determined fair values of equity securities are generally discounted to account for restrictions on resale and minority ownership positions.
     The fair value of our investments at June 30, 2005 and December 31, 2004 was determined by our board of directors. We received valuation assistance from our independent valuation firm, Duff & Phelps, LLC, on our entire investment portfolio at June 30, 2005 and December 31, 2004.

Fee Income Recognition
     We receive a variety of fees in the ordinary course of our business, including arrangement fees and loan fees. We account for our fee income in accordance with Emerging Issues Task Force Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of a company’s accounting for arrangements containing multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (i.e., there are separate units of accounting). EITF 00-21 states that the total consideration received for the arrangement be allocated to each unit based upon each unit’s relative fair value. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. In determining fair value of various fee income we receive, we will first rely on data compiled through our investment and syndication activities and secondly on independent third party data. The timing of revenue recognition for a given unit of accounting will depend on the nature of the deliverable(s) in that accounting unit (and the corresponding revenue recognition model) and whether the general conditions for revenue recognition have been met. Fee income for which fair value cannot be reasonably ascertained, will be recognized using the interest method in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, (“SFAS No. 91”). SFAS No. 91 requires that we recognize fee income using the interest method. We have historically recognized fee income in accordance with SFAS No. 91.
Payment-in-Kind or PIK Interest
     We include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind or PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term. We will cease accruing PIK if we do not expect the portfolio company to be able to pay all principal and interest due. In certain cases, a portfolio company makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a portfolio company’s loan can increase while the total outstanding amount of the loan to that portfolio company may stay the same or decrease. Accrued PIK interest represented $1.6 million or 1.8% of our portfolio of investments as of June 30, 2005 and $727,000 or 1.0% of our portfolio of investments as of December 31, 2004. The net increase in loan balances as a result of contracted PIK arrangements are separately identified on our statements of cash flows.
       PIK related activity for the six months ended June 30, 2005 was as follows:

Six Months
Ended
June 30, 2005
Beginning PIK loan balance	$727,087

PIK interest earned during the period	840,942

Ending PIK loan balance	$1,568,029

Interest Income Recognition
     Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. When a loan becomes 90 days or more past due, or if we otherwise do not expect the debtor to be able to service its debt on other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until all the principal has been paid.
Off-Balance Sheet Arrangements
     We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. We attempt to limit our credit risk by conducting extensive due diligence, negotiating appropriate financial covenants and obtaining collateral where necessary. At June 30, 2005, we had not entered into any hedging transactions.

     As of June 30, 2005, we had unused commitments to extend credit to our portfolio companies of $20.0 million, which are not reflected on our balance sheet.
Contractual Obligations
     As of June 30, 2005, the Company’s contractual obligations consisted of its outstanding borrowings under its credit facility totaling $58.1 million, a $200,000 related party demand note payable and management fees payable of $1.3 million. All of these contractual obligations were paid on August 2, 2005 out of the net proceeds of our initial public offering. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Borrowings.” On August 11, 2005, we entered into a lease agreement for office space expiring on January 15, 2011. Future minimum lease payments due under the office lease are as follows: remainder of 2005 - $26,600; 2006 — $214,000; 2007 — $221,200; 2008 — $228,400; 2009 — $235,700.
Related Party Transactions
     In November 2002, we entered into an informal arrangement with The Compass Group International LLC, (“Compass International”) the investment advisor for Compass Group Investments, Inc., under which we occupy space at Compass International’s offices located in Westport, Connecticut in exchange for Compass International’s use of certain of our administrative personnel. Compass Group Investments, Inc. and its affiliates beneficially owned 10.6% of the outstanding shares of our common stock immediately subsequent to the completion of our initial public offering. As discussed above, we entered into a lease agreement for new office space in Westport, Connecticut with an unaffiliated third party. As a result, we intend to terminate our informal arrangement with Compass International in October 2005.
     Kilgore Consulting CPM LLC, an entity affiliated with Compass, provided consulting services to us. Pursuant to the consulting agreement, Kilgore Consulting regularly analyzed the viability and performance of certain investments and advised us with respect to the suitability of additional investment opportunities. Under the consulting agreement, we paid Kilgore Consulting an annual fee of $500,000 for such consulting services. Pursuant to the consulting agreement, we elected to defer the payment of such consulting fees until the later of January 1, 2006 or the termination of the agreement. As of June 30, 2005, we owed Kilgore Consulting approximately $1.2 million. The consulting agreement terminates on January 31, 2012, unless earlier terminated by the parties pursuant to the terms of the consulting agreement. This consulting agreement was terminated on July 27, 2005. We used the net proceeds of our initial public offering to pay all accrued but unpaid consulting fees owed under the consulting agreement at the time of its termination.
     Philan LLC, an entity affiliated with Compass, provided consulting services to us. Pursuant to the consulting agreement, Philan LLC analyzed our business and assisted us in developing and planning the implementation of operating and internal growth strategies. Under the consulting agreement, we paid Philan LLC an annual fee of $500,000 for such consulting services. As of June 30, 2005, we owed Philan LLC approximately $83,000. The consulting agreement terminates on January 31, 2012, unless earlier terminated by the parties pursuant to the terms of the consulting agreement. This consulting agreement was terminated on July 27, 2005. We used the net proceeds of our initial public offering to pay all accrued but unpaid consulting fees owed under the consulting agreement at the time of its termination.
     On February 11, 2003, we entered into a revolving credit agreement with an entity affiliated with Compass. On July 12, 2005, we repaid all outstanding borrowings under this revolving credit agreement and terminated the revolving credit agreement in conjunction with such repayment.
     On February 11, 2003, we also entered into a $400,000 note agreement with an entity affiliated with Compass. On May 9, 2005, we repaid all outstanding borrowings under this note agreement.
Subsequent Developments
          Subsequent to June 30, 2005 we completed the following investments:
•	a $9.9 million financing for Robert Rothschild Farm, Inc., which consisted of a $5.3 million junior secured term loan and a $4.6 million senior subordinated debt investment. Robert Rothschild Farm, Inc. is a manufacturer, marketer and distributor of a wide variety of branded specialty food products within the gourmet food product category.

•	a $20.2 million financing for Fairchild Industrial Products Company, which consisted of a $2.0 million senior secured revolving credit facility, $12.8 million in senior secured term loans and a $5.4 million senior subordinated debt investment. Fairchild Industrial Products Company is a leading designer and manufacturer of close tolerance industrial controls and power transmission products.
     On July 27, 2005, we, through a wholly-owned bankruptcy remote, special purpose subsidiary of ours, entered into a securitization revolving credit facility, with an entity affiliated with Harris Nesbitt Corp. The facility allows our special purpose subsidiary to borrow up to $140.0 million through the issuance of a variable funding note to a multi-seller commercial paper conduit administered by the affiliated entity. The facility is secured by all of the loans held by the special purpose subsidiary. The facility bears interest at the commercial paper rate plus 1.75%. Our ability to make draws under the facility expires on July 24, 2008, unless extended prior to such date for an additional 364-day period with the consent of the lender thereto. If the facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period following July 24, 2008 and interest will accrue on outstanding borrowings under the facility at the prime rate plus 2.00%. We will use the net proceeds of the facility to fund our loan origination activities and for general corporate purposes. Each loan origination under the securitization revolving credit facility will be subject to the satisfaction of certain conditions.
      On August 2, 2005, we completed our initial public offering of 9,333,334 shares of common stock at $14.00 per share. The offering included 7,190,477 shares of common stock sold by us and 2,142,857 shares of common stock sold by Compass. On August 15, 2005, the underwriters exercised in full their over-allotment option to acquire an additional 1,400,000 shares of common stock, which included 1,078,572 shares of common stock sold by us and 321,428 shares of common stock sold by a selling stockholder. We received net proceeds of approximately $92.3 million from the initial public offering and approximately $14.0 million from the exercise of the over-allotment option. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholder.
      On September 7, 2005, the Company’s Board of Directors authorized a cash dividend of $0.16 per share, payable on October 31, 2005 to stockholders of record as of the close of business on September 30, 2005. Such cash dividend is payable on total shares issued and outstanding on the record date which reflects the common stock issued in connection with the initial public offering during August 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are subject to financial market risks, including changes in interest rates. We expect that many of the loans in our portfolio will have floating rates. To date, a significant percentage of our assets is invested in short-term U.S. Treasury bills. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, forward contracts and interest rate swaps subject to the requirements of the Investment Company Act of 1940. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. Currently, we do not engage in hedging activities.
Item 4. Controls and Procedures
(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President, and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and President, and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities and Exchange Act of 1934.

(b)	There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On July 27, 2005, our registration statement on Form N-2 (SEC File No. 333-124831), for the initial public offering of 9,333,334 shares of our common stock became effective. We offered 7,190,477 shares of our common stock and the selling stockholder named in the registration statement offered 2,142,857 shares of our common stock. All 9,333,334 shares were sold upon completion of the initial public offering at an aggregate offering price of $130.7 million, reflecting an initial public offering price of $14.00 per share. A.G. Edwards & Sons, Inc. acted as representative for the following underwriters: Jefferies & Company, Inc., Piper Jaffray & Co., Harris Nesbitt Corp., BB&T Capital Markets (a division of Scott & Stringfellow), Ferris, Baker Watts Inc., Janey Montgomery Scott LLC, KeyBanc Capital Markets (a division of McDonald Investments, Inc.), Lazard Capital Markets LLC, Legg Mason Wood Walker, Incorporated, RBC Capital Markets Corporation, Ryan, Beck & Co. LLC, Stifel, Nicolaus & Company Incorporated, Suntrust Capital Markets, Inc., and Wachovia Capital Markets, LLC.
     In connection with the initial public offering, we and the selling stockholders offered the underwriters an option to purchase an additional 1,078,572 and 321,428 shares of common stock at a purchase price of $14.00 per share, before deducting underwriting discounts and commissions. On August 15, 2005, the underwriters exercised in full their over-allotment option.
     Underwriting discounts and commissions for the shares sold in the initial public offering totaled $8.5 million. We incurred expenses of approximately $1.8 million in connection with the initial public offering, including a one-time advisory fee we paid to A.G. Edwards & Sons, Inc. in the amount of $503,000. We also paid $100,000 of the offering expenses incident to the offering and sale of shares of our common stock incurred by the selling stockholder. None of these expenses, other than the offering expenses paid on behalf of the selling stockholder, were paid directly or indirectly to our directors, officers or associates, or to persons owning 10% or more of our common stock or that of other affiliates. After deducting underwriting discounts and commissions and other expenses, we received net proceeds of $ 92.3 million from the initial public offering and $14.0 million from the exercise of the over-allotment option. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholder.
     We used $88.9 million of the net proceeds to repay all outstanding borrowings under our $120.0 million credit agreement and to repay a $3.4 million prepayment penalty that we incurred in connection with such repayment. The remainder of the net proceeds will be used to make investments in small- to mid-sized companies in accordance with our investment objective and for general corporate purposes.
     We did not repurchase any shares of our common stock during the quarter ended June 30, 2005.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
          On July 20, 2005, our sole stockholder, acting by written consent in lieu of a special meeting pursuant to Section 228(a) of the General Corporation Law of the State of Delaware, approved our stock option plan which our board of directors had previously approved.
          On July 25, 2005, our sole stockholder, acting by written consent in lieu of a special meeting pursuant to Section 228(a) of the General Corporation Law of the State of Delaware, approved an amendment to our Restated Certificate of Incorporation to effect a 9,081.66662733-for-one stock split of our common stock, which our board of directors had previously approved.
          On July 25, 2005, our sole stockholder, acting by written consent in lieu of special meetings pursuant to Section 228(a) of the General Corporation Law of the State of Delaware, approved the merger of Wilton Funding, LLC with and into Patriot Capital Funding, Inc.

Item 5. Other Information
Not Applicable.
Item 6. Exhibits
          Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Submitted herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 9, 2005.

PATRIOT CAPITAL FUNDING, INC.

By:	/s/ Richard P. Buckanavage

Richard P. Buckanavage
Chief Executive Officer and President

By:	/s/ William E. Alvarez, Jr.

William E. Alvarez, Jr.
Executive Vice President, Chief
Financial Officer and Secretary