Form 10-Q
period 2005-09-30
Patriot Capital Funding, Inc.
filed 2005-11-14
CIK 1321560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 0-51459
PATRIOT CAPITAL FUNDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-3068511

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

274 Riverside Avenue
Westport, CT	06880
(Address of principal executive office)	(Zip Code)
(203) 429-2700
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of November 11, 2005 was 12,120,245.

PATRIOT CAPITAL FUNDING, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1
	Combined Consolidated Balance Sheets for September 30, 2005 and December 31, 2004	1
	Combined Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004	2
	Combined Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2005	3
	Combined Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004	4
	Combined Consolidated Schedule of Investments as of September 30, 2005	5
	Combined Consolidated Schedule of Investments as of December 31, 2004	8
	Notes to Combined Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II	OTHER INFORMATION	29

Item 1.	Legal Proceedings	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures		30

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Patriot Capital Funding, Inc.
Combined Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2005	2004

ASSETS
Investments at fair value:
Investments in debt securities (cost of $115,846,238 - 2005, $68,051,712 - 2004)	$112,087,292	$67,245,923
Investments in equity securities (cost of $670,510 - 2005, $502,060 - 2004)	472,400	431,828
Unearned income	(2,848,916)	(2,073,921)

Total investments	109,710,776	65,603,830
Cash and cash equivalents	18,659,797	2,491,477
Restricted cash	—	3,000,000
Interest receivable	917,333	615,243
Other assets	1,617,274	328,313

TOTAL ASSETS	$130,905,180	$72,038,863

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Borrowings	$—	$41,645,458
Notes payable	—	1,000,000
Interest payable	—	283,096
Management fee payable	—	916,666
Dividends payable	1,938,712	—
Accounts payable and accrued expenses	1,744,019	881,725

TOTAL LIABILITIES	3,682,731	44,726,945

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 49,000,000 shares authorized; 12,116,951 and 3,847,902 shares issued and outstanding at September 30, 2005, and December 31, 2004, respectively	121,170	38,479
Paid-in capital	136,046,577	30,061,521
Accumulated undistributed investment loss	(4,988,242)	(1,912,061)
Net unrealized depreciation on investments	(3,957,056)	(876,021)

TOTAL STOCKHOLDERS’ EQUITY	127,222,449	27,311,918

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,905,180	$72,038,863

NET ASSET VALUE PER COMMON SHARE	$10.50	$7.10

See notes to combined consolidated financial statements (unaudited).

Patriot Capital Funding, Inc.
Combined Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

INVESTMENT INCOME
Interest income	$3,611,189	$1,091,530	$8,710,879	$2,860,893
Fees	122,486	106,309	187,983	213,089

Total Investment Income	3,733,675	1,197,839	8,898,862	3,073,982

EXPENSES
Salaries and benefits	944,369	189,442	1,834,598	576,980
Consulting fees	54,796	250,000	554,796	750,000
Interest	667,944	283,948	3,069,610	837,098
Professional fees	75,252	33,163	311,431	125,895
Prepayment penalty	3,395,335	—	3,395,335	—
General and administrative	482,448	32,783	870,561	117,573

Total Expenses	5,620,144	789,336	10,036,331	2,407,546

Net Investment Income (Loss)	(1,886,469)	408,503	(1,137,469)	666,436

Net change in unrealized depreciation on investments	(3,761,046)	—	(3,081,035)	—

NET INCOME (LOSS)	$(5,647,515)	$408,503	$(4,218,504)	$666,436

Earnings (loss) per share, basic and diluted	$(0.62)	$0.11	$(0.75)	$0.17

Weighted average shares outstanding, basic and diluted	9,088,353	3,847,902	5,613,915	3,847,902

See notes to combined consolidated financial statements (unaudited).

Patriot Capital Funding, Inc.
Combined Consolidated Statements of Stockholders’ Equity (unaudited)

			Accumulated	Net
			Undistributed	Unrealized
			Investment	Appreciation	Total
	Common	Paid-in	Income	(Depreciation)	Stockholders’
	Stock	Capital	(Loss)	on Investments	Equity

Balance, December 31, 2004	$38,479	$30,061,521	$(1,912,061)	$(876,021)	$27,311,918
Sale of common stock, net of offering expenses of $9.7 million	82,691	105,985,056			106,067,747
Distributions declared ($0.16 per common share)			(1,938,712)		(1,938,712)
Net loss	—	—	(1,137,469)	(3,081,035)	(4,218,504)

Balance, September 30, 2005	$121,170	$136,046,577	$(4,988,242)	$(3,957,056)	$127,222,449

See notes to combined consolidated financial statements (unaudited).

Patriot Capital Funding, Inc.
Combined Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,218,504)	$666,436
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	82,048	14,585
Change in interest receivable	(302,090)	(301,658)
Change in unrealized depreciation	3,081,035	—
Increase in payment-in-kind interest	(1,367,401)	(421,378)
Change in unearned income	606,545	160,184
Change in interest payable	(283,096)	234,915
Change in management fee payable	(916,666)	375,000
Change in other assets	(158,301)	(22,255)
Change in accounts payable and accrued expenses	388,390	(110,404)

Net cash provided by (used for) operating activities	(3,088,040)	595,425

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(54,300,000)	(17,500,000)
Principal repayments on investments	7,872,875	954,543
Proceeds from investment sales	—	2,000,000
Purchase of furniture and equipment	(32,382)	(8,023)

Net cash used for investing activities	(46,459,507)	(14,553,480)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	47,250,000	12,250,000
Repayments on borrowings	(89,895,458)	(3,894,967)
Net proceeds from sale of common stock	106,067,747	2,026,258
Offering costs payable	473,904	—
Deferred financing costs	(1,180,326)	—
Net decrease in restricted cash	3,000,000	4,500,000

Net cash provided by financing activities	65,715,867	14,881,291

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,168,320	923,236

CASH AND CASH EQUIVALENTS AT:
Beginning of Period	2,491,477	1,245,981

End of Period	$18,659,797	$2,169,217

Supplemental information:
Interest paid	$3,288,538	$602,182

See notes to combined consolidated financial statements (unaudited).

Patriot Capital Funding, Inc.
Combined Consolidated Schedule of Investments (unaudited)
September 30, 2005

Company(1)	Industry	Investment	Principal	Cost	Fair Value(3)

Agent Media Corporation	Publisher of insurance industry periodicals	Senior Secured Term Loan A (9.6%, Due 9/08)	$1,500,000	$1,500,000	$1,500,000

		Senior Secured Term Loan B (2) (16.0%, Due 9/09)	2,087,675	2,087,675	2,087,675

		Common Stock Warrants, Less than 5% of Co.(4)		31,000	49,900

Allied Defense Group, Inc.	Diversified defense company	Senior Secured Acquisition Line of Credit (11.5%, Due 11/10)	2,000,000	2,000,000	2,000,000

		Common Stock Warrants, Less than 5% of Co.(4)		56,128	76,700

Borga, Inc.	Manufacturer of pre-fabricated metal building systems	Senior Secured Term Loan A (7.3%, Due 3/09)	2,246,000	2,246,000	2,246,000

		Senior Secured Term Loan B (10.3%, Due 5/10)	1,841,500	1,841,500	1,841,500

		Senior Secured Term Loan C (2) (16.0%, Due 5/10)	7,115,084	7,115,084	7,115,084

		Common Stock Warrants, Less than 5% of Co.(4)		20,250	39,300

Copperhead Chemical Company, Inc.	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt (2) (15.3%, Due 11/10)	4,630,047	4,630,047	4,630,047

Dover Saddlery, Inc.	Equestrian products catalog retailer	Senior Subordinated Debt (2) (11.5%, Due 9/09)	8,050,000	8,050,000	8,050,000

		Common Stock Warrants, Less than 5% of Co.(4)		148,200	147,800

Encore Legal Solutions, Inc.	Legal document management services	Junior Secured Term Loan A (9.0%, Due 12/08)	4,885,000	4,885,000	4,885,000

		Junior Secured Term Loan B (8.5%, Due 12/09)	6,962,125	6,962,125	6,962,125

		Senior Subordinated Debt (2) (15.0%, Due 5/10)	4,909,080	4,909,080	4,909,080

		Common Stock Warrants, Less than 5% of Co.(4)		350,000	158,700

Company(1)	Industry	Investment	Principal	Cost	Fair Value(3)

Fairchild Industrial Products, Co.	Manufacturer of industrial controls and power transmission products	Senior Secured Term Loan A (8.0%, Due 7/10)	10,020,000	10,020,000	10,020,000

		Senior Secured Term Loan B (10.0%, Due 7/11)	2,825,000	2,825,000	2,825,000

		Senior Subordinated Debt (15.5%, Due 7/11)	5,355,000	5,355,000	5,355,000

Interstate Highway Sign Corporation	Manufacturer of highway and roadway signs	Senior Secured Term Loan (9.0%, Due 12/09)	1,510,000	1,510,000	1,510,000

		Senior Subordinated Debt (2)(5) (16.0%, Due 12/09)	5,778,142	5,758,946	2,000,000

		Common Stock Warrants, Less than 5% of Co.(4)		59,932	—

L.A. Spas, Inc.	Manufacturer of above ground spas	Senior Subordinated Debt (2) (15.5%, Due 1/10)	6,716,147	6,716,147	6,716,147

		Common Stock Warrants, Less than 5% of Co.(4)		5,000	—

Prince Mineral Company, Inc.	Manufacturer of pigments	Junior Secured Term Loan (11.0%, Due 9/10)	3,600,000	3,600,000	3,600,000

		Senior Subordinated Debt (2) (17.0%, Due 9/11)	10,125,070	10,125,070	10,125,070

R-O-M Corporation	Manufacturer of doors, ramps and bulk heads for fire trucks and food transportation	Senior Secured Term Loan A (8.3%, Due 12/09)	3,400,000	3,400,000	3,400,000

		Senior Secured Term Loan B (9.3%, Due 12/10)	3,400,000	3,400,000	3,400,000

		Senior Subordinated Debt (2) (16.0%, Due 12/10)	7,012,319	7,012,319	7,012,319

Robert Rothschild Farm, Inc.	Manufacturer of specialty food products	Senior Secured Term Loan B (8.4%, Due 7/10)	5,250,000	5,250,000	5,250,000

		Senior Subordinated Debt (2) (16.3%, Due 1/12)	4,647,245	4,647,245	4,647,245

Total Investments				116,516,748	112,559,692

Unearned Income				(2,848,916)	(2,848,916)

Total Investments Net of Unearned Income				$113,667,832	$109,710,776

(1)	We do not “control,” and are not an “affiliate” of, any of our portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, we would “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

(2)	Amount includes payment-in-kind (PIK) interest.

(3)	Fair value is determined in good faith by our board of directors.

(4)	Common stock warrants generally are non-income producing.

(5)	Debt is on non-accrual status.

Patriot Capital Funding, Inc.
Combined Consolidated Schedule of Investments
December 31, 2004

Company(1)	Industry	Investment	Principal	Cost	Fair Value(3)

Agent Media Corporation	Publisher of insurance industry periodicals	Senior Secured Term Loan A (9.8%, Due 9/08)	$1,875,000	$1,875,000	$1,875,000

		Senior Secured Term Loan B(2) (16.0%, Due 9/09)	2,025,608	2,025,608	2,025,608

		Common Stock Warrants, Less than 5% of Co.(4)		31,000	25,700

Allied Defense Group, Inc.	Diversified defense company	Senior Secured Acquisition Line of Credit (11.5%, Due 11/10)	2,000,000	2,000,000	2,000,000

		Common Stock Warrants, Less than 5% of Co.(4)		56,128	56,128

Copperhead Chemical Company, Inc.	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt (2) (15.3%, Due 11/10)	4,517,482	4,517,482	4,517,482

Dover Saddlery, Inc.	Equestrian products catalog retailer	Senior Subordinated Debt (2) (17.3%, Due 3/07)	3,681,328	3,681,328	3,681,328

Encore Legal Solutions, Inc.	Legal document management services	Junior Secured Term Loan A (7.4%, Due 12/08)	5,560,000	5,560,000	5,560,000

		Junior Secured Term Loan B (8.3%, Due 12/09)	7,014,625	7,014,625	7,014,625

		Senior Subordinated Debt (2) (15.0%, Due 5/10)	4,799,073	4,799,073	4,799,073

		Common Stock Warrants, Less than 5% of Co.(4)		350,000	350,000

Interstate Highway Sign Corporation	Manufacturer of highway and roadway signs	Senior Secured Term Loan (7.4%, Due 12/09)	2,260,000	2,260,000	2,260,000

		Senior Subordinated Debt (2) (16.0%, Due 12/09)	5,605,789	5,605,789	4,800,000

		Common Stock Warrants, Less than 5% of Co.(4)		59,932	—

L.A. Spas, Inc.	Manufacturer of above ground spas	Senior Subordinated Debt (2) (15.5%, Due 1/10)	6,540,507	6,540,507	6,540,507

		Common Stock Warrants, Less than 5% of Co.(4)		5,000	—

Company(1)	Industry	Investment	Principal	Cost	Fair Value(3)

Prince Mineral Company, Inc.	Manufacturer of pigments	Junior Secured Term Loan (10.3%, Due 9/10)	3,600,000	3,600,000	3,600,000

		Senior Subordinated Debt (2) (17.0%, Due 5/11)	4,965,500	4,965,500	4,965,500

R-O-M Corporation	Manufacturer of doors, ramps and bulk heads for fire trucks and food transportation	Senior Secured Term Loan A (7.5%, Due 12/09)	3,400,000	3,400,000	3,400,000

		Senior Secured Term Loan B (8.5%, Due 12/10)	3,400,000	3,400,000	3,400,000

		Senior Subordinated Debt (2) (16.0%, Due 12/10)	6,806,800	6,806,800	6,806,800

Total Investments				68,553,772	67,677,751

Unearned Income				(2,073,921)	(2,073,921)

Total Investments Net of Unearned Income				$66,479,851	$65,603,830

(1)	We do not “control,” and are not an “affiliate” of, any of our portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, we would “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

(2)	Amount includes payment-in-kind (PIK) interest.

(3)	Fair value is determined in good faith by our board of directors.

(4)	Non-income producing.

Patriot Capital Funding, Inc.
Notes to Combined Consolidated Financial Statements (unaudited)
Note 1. Description of Business and Basis of Presentation
Description of Business
Patriot Capital Funding, Inc. (the “Company”) is a specialty finance company that provides customized financing solutions to small- to mid-sized companies. The Company typically invests in companies with annual revenues between $10 million and $100 million, and companies which operate in diverse industry sectors. Investments usually take the form of senior secured loans, junior secured loans and subordinated debt investments — which may contain equity or equity-related instruments. The Company also offers “one-stop” financing, which typically includes a revolving credit line, one or more term senior loans and a subordinated debt investment.
Prior to July 27, 2005, the Company had originated, arranged and serviced the investments made by Wilton Funding, LLC (“Wilton”), which had invested in debt instruments and warrants of U.S.-based companies. On July 27, 2005, Wilton merged with and into the Company and then the Company effected a stock split. On July 27, 2005, the Company elected to be treated as a business development company under the Investment Company Act of 1940, as amended. On August 2, 2005, the Company completed an initial public offering of shares of its common stock. The Company will elect to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”), effective August 1, 2005.
Basis of Presentation
The accompanying financial statements reflect the adjustments resulting from the July 27, 2005 stock split for all periods presented. Upon completion of the merger and stock split, the Company had 3,847,902 shares of common stock outstanding prior to shares issued in the initial public offering. Accordingly, capital stock and paid-in capital has been adjusted to reflect the merger and stock split. Prior to the completion of the initial public offering, Compass Group Investments, Inc. (“Compass”) beneficially owned all of the outstanding stock of the Company.
Moreover, as both the Company and Wilton were under common ownership and control, the accompanying financial statements are presented by combining the assets, liabilities and operations of Wilton and the Company prior to the merger, with all significant intercompany balances and transactions eliminated.
Since the merger, the accompanying financial statements reflect the consolidated accounts of the Company, including its special purpose financing subsidiary, Patriot Capital Funding LLC I, and Wilton, with all significant intercompany balances eliminated. The financial results of the Company’s portfolio investments are not consolidated in the Company’s financial statements.
Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the December 31, 2004 financial statements and notes thereto included in the Company’s Form N-2 as filed with the SEC, which became effective on July 27, 2005.
Note 2. Investments
At September 30, 2005 and December 31, 2004, investments consisted of the following:

	September 30, 2005		December 31, 2004
	Cost	Fair Value	Cost	Fair Value
Commercial loans	$115,846,238	$112,087,292	$68,051,712	$67,245,923
Investments in equity securities	670,510	472,400	502,060	431,828

Subtotal	116,516,748	112,559,692	68,553,772	67,677,751
Unearned income	(2,848,916)	(2,848,916)	(2,073,921)	(2,073,921)

Total	$113,667,832	$109,710,776	$66,479,851	$65,603,830

The Company is a specialty finance company that provides customized financing solutions to small- to mid-sized companies that operate in diverse industry sectors. The Company makes investments in senior secured loans, junior secured loans, subordinated debt and equity-based investments, including warrants. At September 30, 2005 and December 31, 2004, $68.2 million and $40.1 million, respectively, of the Company’s portfolio investments at fair value were at fixed rates, which represented approximately 61% and 59%, respectively, of the Company’s total portfolio of investments at fair value. The Company generally structures its subordinated debt at fixed rates, although many of its senior secured and junior secured loans are, and will be, at variable rates determined on the basis of a benchmark LIBOR or prime rate. The Company’s loans generally have stated maturities ranging from 4 to 7.5 years.
At September 30, 2005 and December 31, 2004, approximately 29% and 30%, respectively, of the Company’s loans had warrants designed to provide the Company with an opportunity for an enhanced internal rate of return. These equity-like instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains. During the nine months ended September 30, 2005 and for the year ended December 31, 2004, the Company did not realize any gains or losses on its investment portfolio, although it did recognize unrealized losses.
The composition of the Company’s investments as of September 30, 2005 and December 31, 2004 at cost and fair value was as follows, excluding unearned income:

	September 30, 2005				December 31, 2004
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Senior Secured Debt	$43,195,259	37.1	$43,195,259	38.4%	$14,960,608	21.8%	$14,960,608	22.1%
Junior Secured Debt	15,447,125	13.2	15,447,125	13.7	16,174,625	23.6	16,174,625	23.9
Subordinated Debt	57,203,854	49.1	53,444,908	47.5	36,916,479	53.9	36,110,690	53.4
Warrants to Acquire Equity	670,510	0.6	472,400	0.4	502,060	0.7	431,828	0.6

Total	$116,516,748	100.0%	$112,559,692	100.0%	$68,553,772	100.0%	$67,677,751	100.0%

(1)	— Represents percentage of total portfolio.
The composition of the Company’s investment portfolio by industry sector, excluding unearned income, as of September 30, 2005 and December 31, 2004 at cost and fair value was as follows:

	September 30, 2005				December 31, 2004
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Manufacturing	$68,919,148	59.1%	$65,119,320	57.9%	$34,615,503	50.5%	$33,749,782	49.9%
Service	17,106,205	14.7	16,914,905	15.0	17,723,698	25.9	17,723,698	26.2
Consumer / Retail Goods	24,816,592	21.3	24,811,192	22.1	10,226,835	14.9	10,221,835	15.1
Publishing	3,618,675	3.1	3,637,575	3.2	3,931,608	5.7	3,926,308	5.8
Defense	2,056,128	1.8	2,076,700	1.8	2,056,128	3.0	2,056,128	3.0

Total	$116,516,748	100.0%	$112,559,692	100.0%	$68,553,772	100.0%	$67,677,751	100.0%

(1)	— Represents percentage of total portfolio.
Note 3. Borrowings
In February 2003, Wilton entered into a $120.0 million line of credit with a lender (“Financing Agreement”) which had an original draw period through February 11, 2005, and had an original maturity date of February 11, 2012. The Financing Agreement also had an option to extend both the draw period and maturity date by one year. Wilton exercised its right to extend both the draw period and maturity date. Effective June 10, 2004, the Financing Agreement was amended to reduce the interest rate on outstanding borrowings from a fixed rate of 11.75% per annum to a fixed rate of 10.0% per annum. The Financing Agreement contained customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum required equity and minimum performance benchmarks. The Financing Agreement also contained customary events of default with customary cure and notice, including, without limitation, breach of covenants, cross-default to other indebtedness, bankruptcy, change of control, change of management and material adverse change. Additionally, all draws were at the discretion of the lender. Under the terms of the amended Financing Agreement, if the Company elected to pre-pay its outstanding obligation a prepayment penalty would be imposed. On August 2, 2005, the Company used its proceeds from its initial public offering to pay all of its outstanding obligations under the Financing Agreement, including a prepayment penalty of $3.4 million.
On August 2, 2005, the Company, through a wholly-owned bankruptcy remote, special purpose subsidiary, entered into a securitization revolving credit facility (the “Securitization Facility”), with an entity affiliated with Harris Nesbitt Corp. The Securitization Facility allows the Company to borrow up to $140.0 million through the issuance of notes to a multi-seller commercial paper conduit administered by the Harris Nesbitt affiliated entity. The Securitization Facility is secured by all of the loans held by the special purpose subsidiary. The Securitization Facility bears interest at the commercial paper rate plus 1.75% and has a term of three years. The Company can use the proceeds of the Securitization Facility to fund loan origination activities and for general corporate purposes. The Securitization Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and maximum yields on funded loans. The Securitization Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Securitization Facility. In connection with the origination of the Securitization Facility, the Company incurred $1.2 million of fees which is being amortized over the term of the facility. As of September 30, 2005, the Company had no borrowings outstanding under the Securitization Facility.
Note 4. Stock Option Plan
During 2005, the Company established a stock option plan (the “Plan”) and reserved 1,341,748 shares of common stock for issuance under the Plan. On August 2, 2005, concurrent with the completion of the Company’s initial public offering, options to purchase a total of 1,301,496 shares of common stock were granted to the Company’s executive officers with an exercise price of $14.00 per share (the public offering price of the common stock). Such options vest equally over three years from the date of grant and have a ten-year exercise period.
The Company accounts for the Plan and related grants thereunder using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost is reflected in net income (loss), as all of the options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to the stock-based employee awards.
The pro forma net income (loss) and basic and diluted earnings (loss) per share for the three and nine month periods ended September 30, 2005 would have been as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$(5,647,515)	$(4,218,504)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	65,075	65,075

Pro forma net loss	$(5,712,590)	$(4,283,579)

Loss per share, as reported — basic and diluted	$(0.62)	$(0.75)

Loss per share, pro forma — basic and diluted	$(0.63)	$(0.76)

The pro forma compensation costs presented above were determined using the weighted average fair values of options granted under the Plan. The fair value of grants was estimated using the Black-Scholes option-pricing model with the following assumptions: annual dividend rate of 8%, risk free interest rate of 4.34%, expected volatility of 21%, and the expected life of the options of 10 years. As a result of the Company’s recent initial public offering, the Company does not have a history of option exercises or forfeitures and, accordingly applied a 10 year expected option life, which is equal to the life of the grants, in the option pricing model. Assumptions used on future grants may change as the Company’s actual experience may be different.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS No. 123R). The statement originally required the expensing of stock options in the financial statements for periods no later than the annual or interim periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission extended the implementation date of SFAS No. 123R to the beginning of the Company’s next fiscal year. Based on the change in the implementation date, the Company expects to implement the SFAS No. 123R beginning with its interim financial statements for the first quarter of 2006. As of yet the Company has not made a determination of the valuation methodology to be used in applying SFAS No. 123R and, therefore, has not determined the impact of SFAS No. 123R on future periods.

Note 5. Earnings Per Share and Common Stock
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(5,647,515)	$408,503	$(4,218,504)	$666,436
Weighted average common shares outstanding, basic and diluted	9,088,353	3,847,902	5,613,915	3,847,902
Earnings (loss) per common share, basic and diluted	$(0.62)	$0.11	$(0.75)	$0.17
On July 27, 2005, Wilton merged with and into the Company and the Company then effected a stock split of its common stock. Prior to the consummation of the merger, Patriot Partners, L.P. owned 200 shares of common stock of the Company and Wilton Funding Holdings, LLC owned 223.7 equity interests in Wilton. Compass was deemed to be the beneficial owner of the shares of common stock and equity interests owned by Patriot Partners, L.P. and Wilton Funding Holdings, LLC, respectively. The Company then immediately effectuated a stock split of approximately 9,081.7-for-1 of the Company’s common stock. As a result, the Company had 3,847,902 shares of common stock outstanding immediately prior to the completion of its initial public offering. All periods have been restated to reflect the merger and the stock split.
On August 2, 2005, the Company closed its initial public offering of 7,190,477 shares of common stock and received gross proceeds of $100.7 million less underwriters’ commissions, discounts and fees of $8.6 million. In addition, on August 15, 2005, the underwriters exercised their option to purchase an additional 1,078,572 shares of common stock and the Company received gross proceeds of $15.1 million less underwriters commissions, discounts and fees of $1.1 million. Also, as part of the initial public offering, Compass sold 2,464,285 shares of common stock and beneficially owned 10.6% of the outstanding shares of common stock of the Company immediately upon the completion of such offering.
On September 7, 2005, the Board of Directors authorized a cash dividend of $0.16 per share, payable on October 31, 2005 to stockholders of record as of the close of business September 30, 2005. Such cash dividend is payable on total shares issued and outstanding on the record date.
Note 6. Commitments and Contingencies
The balance of unused commitments to extend credit was $22.0 million and $19.0 million at September 30, 2005 and December 31, 2004, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as investment draws, revolving credit arrangements or similar transactions. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the counterparty. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
In connection with borrowings under the Securitization Facility, the Company’s special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions. The Company has agreed to guarantee the payment of certain swap breakage costs that may be payable by the Company’s special purpose subsidiary in connection with any such interest rate swap agreements or other interest rate hedging transactions (see Note 3. Borrowings). At September 30, 2005, our special purpose subsidiary had not entered into any interest rate agreements or other interest rate hedging transactions under the Securitization Facility.
Note 7. Concentrations of Credit Risk
The Company’s customers are primarily small- to mid-sized companies in a variety of industries.
At September 30, 2005 and December 31, 2004, the Company’s two largest investments (as a percentage of commitments) represented approximately 28% and 41%, respectively, of the total investment portfolio. Investment income, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given year can be highly concentrated among several customers. During the nine months ended September 30, 2005, investment income from 3 customers accounted for 16.3%, 16.1%, and 14.7% of total investment income.
Note 8. Related Party Transactions
On February 11, 2003, the Company entered into a $2.0 million revolving credit agreement and a $400,000 demand note agreement with Patriot Partners, L.P., an affiliated entity of Compass. At December 31, 2004, the Company owed $1.0 million to Patriot Partners, L.P., under the aforementioned agreements. The revolving credit agreement and the demand note had no stated maturity. On May 9, 2005, the Company repaid all outstanding borrowings under the demand note. On July 12, 2005, the Company repaid all outstanding borrowings under the revolving credit agreement.

The Company paid consulting fees to Kilgore Consulting CPM LLC and Philan LLC, entities affiliated with Compass, until July 27, 2005, at which time such consulting agreements were terminated.
Note 9. Income Taxes
Wilton was disregarded as a separate entity for federal, state and local income tax purposes. As a result, all items of income, expense, gain and loss were passed through and generally reportable on the tax returns of Wilton’s sole member. As a Subchapter C Corporation under the Internal Revenue Code, the Company accounted for its income taxes following the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under such method, deferred tax assets and liabilities are recognized for future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
During the year ended December 31, 2004, the Company recorded a loss from operations. As a result, the Company paid no federal or state income taxes during the year ended December 31, 2004. At December 31, 2004, the Company had a federal net operating loss carryforward (“NOL”) of approximately $207,000, expiring on December 31, 2020. The NOL may also have been available for state tax purposes, but in a lesser amount and for a shorter period of time. A deferred tax asset totaling approximately $1,231,000 and $1,032,000 at June 30, 2005 and at December 31, 2004, respectively, calculated using enacted federal and state rates to temporary differences, is available to the Company. A full valuation reserve has been established for the deferred tax asset since, upon the Company’s election to be taxed as a RIC under the Code, any portion of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes that have not been utilized were substantially eliminated.
The Company will elect to be treated as a RIC under the Code, which election will be effective as of August 1, 2005. As a result, the Company’s policy is to comply with the requirements of the Code that are applicable to RICs and to distribute substantially all of its taxable income to its stockholders. Therefore, no federal income tax provision is required. As a RIC, the Company may be unable to use its NOL carryforward to offset taxable income or gains.
Note 10. Financial Highlights

	For the Nine Months Ended
	September 30,
	2005	2004
Per Share Data:
Net asset value at beginning of period	$7.10	$6.38
Net investment income (loss)	(.20)	.17
Net change in unrealized depreciation on investments	(.55)	—
Issuance of common stock	12.83	.53
Dividends from net investment income	(.16)	—
Dilutive effect of share issuance	(8.52)	—

Net asset value at end of period	$10.50	$7.08

Total Net Asset Value Return (1)	(8.3)%	2.7%
Per share market value, August 2, 2005	$14.00
Per share market value, September 30, 2005	$13.74

Total Market Value Return (2)	(0.7)%

Shares outstanding at end of period	12,116,951	3,847,902

Ratios and Supplemental Data:
Net assets at end of period	$127,222,449	$27,243,818
Average net assets	50,913,094	25,147,020
Ratio of operating expenses to average net assets (annualized)	26.3%	12.8%
Ratio of net investment income (loss) to average net assets (annualized)	(3.0)%	3.5%
Average borrowings outstanding	$39,469,709	$10,134,947
Average amount of borrowings per share	$3.26	$2.63

(1)	The total net asset value return (not annualized) reflects the change in net asset value of a share of stock. On July 27, 2005, Wilton merged with and into the Company and the Company then effected a stock split. As a result, the Company’s financial statements reflect

3,847,902 shares issued and outstanding throughout all periods presented. On August 2, 2005, the Company closed its initial public offering of 7,190,477 shares of common stock and on August 15, 2005, the underwriters exercised their option to purchase an additional 1,078,572 shares of common stock.

(2)	The total market value return (not annualized) reflects the change in the ending market value per share plus dividends, divided by the beginning market value per share.
Note 11. Subsequent Events
On November 8, 2005, the Board of Directors declared a cash dividend of $0.27 per share, payable on December 30, 2005 to stockholders of record as of the close of business November 30, 2005. Such cash dividend is payable on total shares issued and outstanding on the record date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information contained in this section should be read in conjunction with our combined consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.
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
Overview
     We are a specialty finance company that provides customized financing solutions to small- to mid-sized companies. Our ability to invest across a company’s capital structure, from senior secured loans to equity securities, allows us to offer potential portfolio companies a comprehensive suite of financing solutions, including “one-stop” financing. On August 2, 2005, we completed an initial public offering of shares of our common stock for net proceeds (including underwriters’ exercise of their over-allotment) of approximately $106.1 million. On July 27, 2005, the Company will elect to be treated as a business development company under the Investment Company Act of 1940. The Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”), effective August 1, 2005. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income or gains we distribute (actually or constructively) to our stockholders as dividends.
     Since we commenced investment operations in 2003, our business had been conducted through two separate entities, Patriot Capital Funding, Inc. and Wilton Funding, LLC. Patriot Capital Funding, Inc. originated, arranged and serviced the investments made by Wilton Funding, LLC, which invested in debt instruments and warrants of U.S.-based companies. For such services, Patriot Capital Funding, Inc. was entitled to receive placement fees and servicing fees from Wilton Funding, LLC’s portfolio companies and investment origination fees and asset management fees from Wilton Funding, LLC. On July 27, 2005, Wilton Funding, LLC merged with and into Patriot Capital Funding, Inc.

and then we effected a stock split. Upon completion of the merger and stock split, we had 3,847,902 shares of common stock outstanding prior to shares issued in the initial public offering. Prior to the completion of the initial public offering, Compass Group Investments, Inc. (“Compass”) beneficially owned all of our outstanding shares of stock.
     The discussion herein of our financial statements reflect the combined operations of Patriot Capital Funding, Inc. and Wilton Funding, LLC prior to the merger and our consolidated results of our operations thereafter.
Portfolio Composition
     Our primary business is lending to and investing in small- to mid-sized businesses through investments in senior secured loans, junior secured loans, subordinated debt investments and equity-based investments, including warrants. The fair value of our portfolio (excluding unearned income) was $112.6 million and $67.7 million at September 30, 2005 and December 31, 2004, respectively. The increase in the value of our portfolio during each period is primarily attributable to newly-originated investments.
     Total portfolio investment activity (excluding unearned income) as of and for the nine months ended September 30, 2005 and the year ended December 31, 2004 was as follows:

	September 30, 2005	December 31, 2004
Beginning portfolio at fair value	$67,677,751	$29,942,861

Originations/draws/purchases	54,300,000	42,850,000

Originations/warrants received on equity	168,450	92,128

Early pay-offs/sales of investments	(7,872,875)	(5,025,375)

Increase in payment-in-kind interest	1,367,401	694,158

Decrease in fair value of investments	(3,081,035)	(876,021)

Ending portfolio at fair value	$112,559,692	$67,677,751

     The level of investment activity for investments funded and principal repayments for our investments can vary substantially from period to period depending on the number and size of investments that we make and many other factors, including the amount of debt and equity capital available to small- to mid-sized companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. As of November 11, 2005, we have received non-binding mandates for approximately $44.6 million of investment commitments in four prospective portfolio companies. These proposed investments are subject to the completion of our due diligence and approval process as well as negotiation of definitive agreements with prospective portfolio companies and, as a result, may not result in completed transactions.
     As of September 30, 2005 and December 31, 2004, the composition of our portfolio at fair value (excluding unearned income) was as follows:

	September 30, 2005		December 31, 2004
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio
Senior secured revolving/acquisition line of credit	$2,000,000	1.8%	$2,000,000	2.9%

Senior secured term loans	41,195,259	36.6	12,960,608	19.2

Junior secured term loans	15,447,125	13.7	16,174,625	23.9

Senior subordinated debt	53,444,908	47.5	36,110,690	53.4

Warrants to purchase common stock	472,400	0.4	431,828	0.6

Totals	$112,559,692	100.0%	$67,677,751	100.0%

     For the nine months ended September 30, 2005, the weighted average yield on all of our outstanding debt investments was approximately 13.6%. Yields are computed using annualized actual interest income earned for the nine months ended September 30, 2005, including amortization of loan fees and original issue discount, divided by the weighted average fair value of debt investments. As of September 30, 2005, $68.2 million of our portfolio investments at fair value (excluding unearned income) were at fixed interest rates, which represented approximately 60.6% of our total portfolio of investments at fair value (excluding unearned income). For the year ended December 31, 2004, the weighted average yield on all of our outstanding debt investments was approximately 12.6%. Yields are computed using actual interest income earned for the year ended December 31, 2004, including amortization of loan fees and original issue discount, divided by the weighted average fair value of debt investments. As of December 31, 2004, $40.1 million of our portfolio investments at fair value (excluding unearned income) were at fixed interest rates, which represented approximately 59.3% of our total portfolio of investments at fair value (excluding unearned income). We generally structure our subordinated debt investments at fixed rates, although many of our senior secured and junior secured loans are, and will be, at variable rates. We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, it may also limit our ability to participate in the benefits of lower rates with respect to our portfolio of investments.
     The composition of our investment portfolio by industry sector, excluding unearned income, as of September 30, 2005 and December 31, 2004 at cost and fair value was as follows:

	September 30, 2005				December 31, 2004
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Manufacturing	$68,919,148	59.1%	$65,119,320	57.9%	$34,615,503	50.5%	$33,749,782	49.9%
Service	17,106,205	14.7	16,914,905	15.0	17,723,698	25.9	17,723,698	26.2
Consumer / Retail Goods	24,816,592	21.3	24,811,192	22.1	10,226,835	14.9	10,221,835	15.1
Publishing	3,618,675	3.1	3,637,575	3.2	3,931,608	5.7	3,926,308	5.8
Defense	2,056,128	1.8	2,076,700	1.8	2,056,128	3.0	2,056,128	3.0

Total	$116,516,748	100.0%	$112,559,692	100.0%	$68,553,772	100.0%	$67,677,751	100.0%

(1)	Represents percentage of total portfolio.
     At September 30, 2005 and December 31, 2004, our two largest investments (as a percentage of commitments) represented approximately 28% and 41%, respectively, of the total investment portfolio. Investment income, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given period can be highly concentrated among several customers. During the nine months ended September 30, 2005, investment income from 3 customers accounted for 16.3%, 16.1%, and 14.7% of total investment income.
     At September 30, 2005 and December 31, 2004, all of our equity investments were warrants to acquire equity interests in certain of our portfolio companies. This allows us to participate in the potential appreciation in the value of the portfolio company, while minimizing the amount of upfront cost to us.
Portfolio Asset Quality
Portfolio by Investment Rating
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

     The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
	Investments at	Percentage of	Investments at	Percentage of
Investment Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	$2,076,700	1.8%	$21,650,006	32.0%
2	100,256,845	89.1	38,967,745	57.6
3	8,226,147	7.3	7,060,000	10.4
4	2,000,000	1.8	—	—
5	—	—	—	—

Totals	$112,559,692	100.0%	$67,677,751	100.0%

     During the three months ended September 30, 2005, one portfolio investment was moved from Investment Rating 3 to Investment Rating 4 for closer monitoring. At September 30, 2005, the fair value of this investment was $2.0 million. This investment had accrued PIK interest that had accumulated to the point where the fair value of the investment as a whole may not support additional interest accrual. When we have investments with PIK interest, we include the accrued interest in the cost basis of our investment when we compare that cost to the portfolio company’s enterprise value to determine the fair value of our investment. If the enterprise value is not sufficient to cover the cost basis including this accrued interest, we may cease accruing further interest. However, we remain contractually entitled to this interest and may collect it upon the sale or recapitalization of the portfolio company. For this investment, we believed it was appropriate to discontinue the accrual of further interest in September 2005. Cash interest received on this investment through September 30, 2005 has been recorded as interest income.
Loans and Debt Securities on Non-Accrual Status
     At September 30, 2005, loans and debt securities at fair value not accruing interest for our total investment portfolio was $2.0 million, all of which related to our investment in Interstate Highway Sign Corporation. At December 31, 2004, none of our loans or debt securities were on non-accrual status.
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
Comparison for the three months ended September 30, 2005 and 2004
     Total Investment Income
     Total investment income includes interest income on our investments and fee income. Our fee income primarily includes loan and arrangement fees.
     Total investment income for the three months ended September 30, 2005 and September 30, 2004 was $3.7 million and $1.2 million, respectively. For the three months ended September 30, 2005, this amount consisted of interest income of $54,000 from cash and cash equivalents, $3.7 million of interest income from portfolio investments (which included $527,000 in payment-in-kind or PIK interest from eight of our debt investments) and $122,000 in fee income. For the three months ended September 30, 2004, this amount primarily consisted of interest income of $5,000 from cash and cash equivalents, $1.1 million of interest income from portfolio investments (which included $156,000 in PIK interest from three of our debt investments) and $106,000 in fee income.

     The increase in our total investment income for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 is primarily attributable to an increase in the weighted average fair value balance outstanding of, and higher yields on, our interest-bearing investment portfolio during the quarter ended September 30, 2005. During the three months ended September 30, 2005, the weighted average fair value balance outstanding of our interest-bearing investment portfolio was approximately $108 million as compared to approximately $33 million during the three months ended September 30, 2004.
     Expenses
     Expenses include salaries and benefits, consulting fees, professional fees, interest payments on our outstanding indebtedness, insurance and general and administrative expenses.
     Expenses for the three months ended September 30, 2005 and September 30, 2004 were $5.6 million and $789,000, respectively. Expenses increased for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 primarily as a result of incurring a $3.4 million prepayment penalty from the payoff of the outstanding balance under our $120 million credit agreement, higher interest expense, which increased by $384,000, and higher employee compensation, which increased by $755,000. The higher interest expense was attributable to an increase in borrowings outstanding under the $120.0 million credit agreement through August 2, 2005, the date we paid off the outstanding balance under the credit agreement. Such borrowings were used to fund investments. The higher employee compensation was attributable to the increase in the number of our personnel due to increased investment activities and increased bonus accruals primarily due to our entry into employment agreements with certain of our executive officers during the three months ended September 30, 2005. We expect to hire additional employees as needed in the future as our investment activities grow.
     We incurred consulting fees in the amount of $55,000 and $250,000 for the three months ended September 30, 2005 and 2004, respectively, payable to two entities affiliated with Compass. These consulting arrangements were terminated on July 27, 2005.
     Realized Gains (Losses) on Sale of Investments
     Net realized gain (loss) on sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. We did not realize any gains or losses on the sale of our portfolio investments during the three months ended September 30, 2005 or 2004.
     Net Change in Unrealized Appreciation or Depreciation on Investments
     We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board of Directors pursuant to our valuation policy and a consistently applied valuation process. At September 30, 2005, portfolio investments recorded at fair value were approximately 86.0% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
     There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we are required to specifically value each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and/or our equity security has also appreciated in value. Changes in fair value are recorded in the statement of operations as net change in unrealized appreciation or depreciation.
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
     If there is adequate enterprise value to support the repayment of our debt, the fair value of our loan or debt security normally corresponds to cost plus the amortized original issue discount unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidation events. The determined fair values of equity securities are generally discounted to account for restrictions on resale and minority ownership positions.
     We received valuation assistance from our independent valuation firm, Duff & Phelps, LLC, on our entire investment portfolio at September 30, 2005 and December 31, 2004.
     Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio. During the three months ended September 30, 2005, we recorded net unrealized depreciation of $3.8 million on our investments, which primarily consisted of $3.8 million of unrealized depreciation in the fair value of our investment in Interstate Highway Sign Corporation. We had previously recorded an unrealized appreciation of $806,000 in the fair value of our investment in Interstate Highway Sign Corporation during the quarter ended March 31, 2005. Interstate Highway Sign Corporation’s operations have been negatively impacted primarily as a result of industry-related factors, including the delay in the passage of the Safe, Accountable, Flexible, Efficient Transportation Equity Act and the increase in the costs of raw materials and fuel. We did not record any appreciation or depreciation in the fair value of any of our investments during the quarter ended September 30, 2004.
     Net Income
     Net loss was $5.6 million for the quarter ended September 30, 2005 as compared to net income of $409,000 for the quarter ended September 30, 2004.
Comparison for the nine months ended September 30, 2005 and 2004
     Total Investment Income
     Total investment income includes interest income on our investments and fee income. Our fee income primarily includes loan and arrangement fees.
     Total investment income for the first nine months of 2005 and 2004 was $8.9 million and $3.1 million, respectively. For the first nine months of 2005, this amount consisted of interest income of $68,000 from cash and cash equivalents, $8.7 million of interest income from portfolio investments (which included $1,367,000 in payment-in-kind or PIK interest from ten of our debt investments) and $188,000 in fee income. For the first nine months of 2004, this amount primarily consisted of interest income of $22,000 from cash and cash equivalents, $2.8 million of interest income from portfolio investments (which included $421,000 in PIK interest from three of our debt investments) and $213,000 in fee income.
     The increase in our total investment income for the first nine months of 2005 as compared to the first nine months of 2004 is primarily attributable to an increase in the weighted average fair value balance outstanding of, and higher yields on, our interest-bearing investment portfolio during the nine months ended September 30, 2005. During the nine months ended September 30, 2005, the weighted average fair value balance outstanding of our interest-bearing investment portfolio was approximately $86 million as compared to approximately $32 million during the nine months ended September 30, 2004.

     Expenses
     Expenses include salaries and benefits, consulting fees, professional fees, interest payments on our outstanding indebtedness, insurance and general and administrative expenses.
     Expenses for the first nine months of 2005 and 2004 were $10.0 million and $2.4 million, respectively. Expenses increased for the first nine months of 2005 as compared to the same period in 2004 primarily as a result of incurring a $3.4 million prepayment from the payoff of the outstanding balance under our $120 million credit agreement, higher interest expense, which increased by $2.2 million, and higher employee compensation, which increased by $1.3 million. The higher interest expense was attributable to an increase in borrowings outstanding under the $120.0 million credit agreement through August 2, 2005, the date we paid off the outstanding balance under the credit agreement. Such borrowings were used to fund investments. The higher employee compensation was attributable to the increase in the number of our personnel due to increased investment activities and increased bonus accruals primarily due to our entry into employment agreements with certain of our executive officers during the nine months ended September 30, 2005. We expect to hire additional employees as needed in the future as our investment activities grow.
     We incurred consulting fees in the amount of $555,000 and $750,000 for the nine months ended September 30, 2005 and 2004, respectively, payable to two entities affiliated with Compass. These consulting arrangements were terminated on July 27, 2005.
     Realized Gains (Losses) on Sale of Investments
     Net realized gain (loss) on sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. We did not realize any gains or losses on the sale of our portfolio investments during the first nine months of 2005 or 2004.
     Net Change in Unrealized Appreciation or Depreciation on Investments
     Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio. During the nine months ended September 30, 2005, we recorded net unrealized depreciation of $3.1 million on our investments, which primarily consisted of $3.0 million of unrealized depreciation in the fair value of our investment in Interstate Highway Sign Corporation and unrealized depreciation related to warrants to purchase common stock in certain of our investments. We had previously recorded unrealized depreciation of $806,000 on our investment in Interstate Highway Sign Corporation during the year ended December 31, 2004. We did not record any appreciation or depreciation in the fair value of any of our investments during the first nine months of 2004.
     Net Income (Loss)
     Net loss was $4.2 million for the nine months ended September 30, 2005 as compared to net income of $666,000 for the nine months ended September 30, 2004.
Financial Condition, Liquidity and Capital Resources
Cash, Cash Equivalents and Restricted Cash
     At September 30, 2005 and December 31, 2004, we had $18.7 million and $2.5 million, respectively, in cash and cash equivalents. In addition, at December 31, 2004, we had $3.0 million in restricted cash. Restricted cash consisted of cash held in an investment pre-funding account for the benefit of portfolio companies who have not used our entire lending commitment to them. On August 2, 2005, we paid off the outstanding balance under our $120.0 million credit agreement, and, as a result, we are no longer required to hold restricted cash balances.
     For the nine months ended September 30, 2005, net cash used by operating activities totaled $3.1 million, compared to net cash provided by operating activities of $595,000 for the comparable period. This change was due primarily to a $4.2 million net loss in 2005 compared to net income of $666,000 in 2004. The increase in net cash used by operating activities in 2005 was also related to an increase of $946,000 in PIK interest accrued but not yet received in cash, an increase in accounts payable and accrued expenses of $388,000 (which primarily related to accrued compensation) and a decrease in management fee payable of $917,000. The net loss for the nine months ended September 30, 2005 includes a $3.1 million non-cash increase in unrealized depreciation in 2005. Cash used for investing activities totaled $46.5 million and $14.6 million for the nine months ended September 30, 2005 and 2004, respectively. This change was principally due to higher investment origination in the second and third quarters of 2005, partially offset by an increase of $6.9 million in loan prepayments. Cash provided by financing activities totaled $65.7 million and $14.9 million in the nine months ended September 30, 2005 and 2004, respectively. This change was principally due to net proceeds from our initial public offering of $106.1 million, a net decrease of $42.6 million in our borrowings under our $120.0 million credit agreement, which was repaid on August 2, 2005, a decrease in restricted cash of $3.0 million, and an increase in deferred financing costs of $1.2 million in the nine months ended September 30, 2005 as compared to a net increase of $8.4 million in our borrowings, a decrease in restricted cash of $4.5 million, and the receipt of $2.0 million in proceeds from an the sale of equity securities in the nine months ended September 30, 2004.
Liquidity and Capital Resources
     Historically, our primary sources of capital had been from Compass which provided us with a $30.1 million equity investment, a $400,000 demand note and a $2.0 million secured revolving line of credit and an unaffiliated lender which provided us with a line of credit under which we had the ability to borrow up to $120.0 million, subject to certain conditions. On August 2, 2005, we completed an initial public offering of 7,190,477 shares of our common stock and on August 15, 2005, the underwriters exercised their option to purchase an additional 1,078,572 shares of common stock. We received net proceeds after underwriters’ commissions, discounts and fees of $106.1 million.
     We expect our cash on hand, borrowings under our future debt agreements, including our $140.0 million securitization revolving credit facility, and cash generated from operations, including income earned from investments in our portfolio companies and, to a lesser extent, the temporary investments of cash in U.S. government securities and other high-quality debt investments that mature in one year or less, will be adequate to meet our cash needs at our current level of operations. Our primary use of funds will be investments in portfolio companies. In order to fund new originations, we intend to use cash on hand, advances under our securitization revolving credit facility and equity financings. Our securitization revolving credit facility contains collateral requirements, including, but not limited to, minimum diversity and rating and limitations on loan size. These limitations may limit our ability to fund certain new originations with advances under the facility, in which case we will fund originations using new debt or equity financings.
     In order to satisfy the requirements applicable to regulated investment companies under Subchapter M of the Internal Revenue Code of 1986, beginning on August 1, 2005, we intend to distribute to our stockholders substantially all of our taxable income, (which includes our taxable interest and fee income), except for certain realized net capital gains. Taxable income generally differs from net income (loss) for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as unrealized appreciation or depreciation on our investments is not included in taxable income until realized. Taxable income includes non-cash income, such as PIK interest or the amortization of discounts and fees. Cash collections of income resulting from PIK interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulated Investment Company Status and Dividends.”
     In addition, as a business development company, we generally are required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. As of September 30, 2005, we did not have any senior securities outstanding.
     To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets.
     On September 7, 2005, the Board of Directors authorized a cash dividend of $0.16 per share, paid on October 31, 2005 to stockholders of record as of the close of business September 30, 2005. Such cash dividend was paid on total shares issued and outstanding on the record date. On November 8, 2005, the Board of Directors declared a cash dividend of $0.27 per share, payable on December 30, 2005 to stockholders of record as of the close of business November 30, 2005. Such cash dividend is payable on total shares issued and outstanding on the record date.
Borrowings
     Credit Agreement. On February 11, 2003, we entered into a $120.0 million credit agreement with an unaffiliated lender for the purpose of financing our investments in portfolio companies. The lender had the sole discretion to make or withhold advances under the credit agreement and amounts that were repaid could not have been re-borrowed. As of June 10, 2004, the credit agreement was amended to reduce the interest rate on outstanding borrowings from a fixed rate of 11.75% per annum to a fixed rate of 10.0% per annum. On August 2, 2005, we repaid all outstanding borrowings under this credit agreement, including a prepayment penalty of $3.4 million we incurred in connection with such repayment, with substantially all of the proceeds from our initial public offering and terminated the credit agreement in conjunction with such repayment.

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
Regulated Investment Company Status and Dividends
     We will elect to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, effective as of August 1, 2005. As long as we qualify as a regulated investment company, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.
     Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as unrealized appreciation or depreciation on our investments is not included in taxable income until realized.
     Dividends declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried forward into and distributed in the current year, or returns of capital.
     To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. We intend to make distributions to our stockholders on a quarterly basis of substantially all of our annual taxable income, (which includes our taxable interest and fee income), except for certain taxable net capital gains. We currently intend to retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them.
     To the extent our taxable earnings for a fiscal year fall below the total amount of our dividends for that year, a portion of those dividend distributions may be deemed a tax return of capital to our stockholders. Because the determination of any tax return capital is done on an annual basis and our taxable income fluctuates from quarter to quarter, we have not yet determined the exact amount of tax return of capital there may be for our year ended July 31, 2006.
     We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the Investment Company Act of 1940 and due to provisions in our securitization revolving credit facility or future credit facilities. If we do not distribute a certain percentage of our taxable income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

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
     The fair value of our investments at September 30, 2005 and December 31, 2004 was determined by our board of directors. We received valuation assistance from our independent valuation firm, Duff & Phelps, LLC, on our entire investment portfolio at September 30, 2005 and December 31, 2004.
Fee Income Recognition
     We receive a variety of fees in the ordinary course of our business, including arrangement fees and loan fees. We account for our fee income in accordance with Emerging Issues Task Force Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of a company’s accounting for arrangements containing multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (i.e., there are separate units of accounting). EITF 00-21 states that the total consideration received for the arrangement be allocated to each unit based upon each unit’s relative fair value. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. In determining fair value of various fee income we receive, we will first rely on data compiled through our investment and syndication activities and secondly on independent third party data. The timing of revenue recognition for a given unit of accounting will depend on the nature of the deliverable(s) in that accounting unit (and the corresponding revenue recognition model) and whether the general conditions for revenue recognition have been met. Fee income for which fair value cannot be reasonably ascertained will be recognized using the interest method in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for

Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” (“SFAS No. 91”). We have historically recognized fee income in accordance with SFAS No. 91.
Payment-in-Kind or PIK Interest
     We include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind or PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term. We will cease accruing PIK if we do not expect the portfolio company to be able to pay all principal and interest due. In certain cases, a portfolio company makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a portfolio company’s loan can increase while the total outstanding amount of the loan to that portfolio company may stay the same or decrease. Accrued PIK interest represented $1.8 million or 1.6% of our portfolio of investments as of September 30, 2005 and $727,000 or 1.0% of our portfolio of investments as of December 31, 2004. The net increase in loan balances as a result of contracted PIK arrangements are separately identified on our statements of cash flows.
     PIK related activity for the nine months ended September 30, 2005 was as follows:

Nine Months
Ended
September 30, 2005
Beginning PIK loan balance	$727,087
PIK interest earned during the period	1,367,401
PIK payments during the period	(307,875)

Ending PIK loan balance	$1,786,613

     During the nine months ended September 30, 2005, we ceased accruing PIK interest of $19,000 on one of our portfolio investments.
Interest Income Recognition
     Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. When a loan or debt security becomes 90 days or more past due, or if we otherwise do not expect the debtor to be able to service its debt on other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until all the principal has been paid. At September 30, 2005, although none of our loans and debt securities were greater than 90 days past due, loans and debt securities at fair value totaling $2.0 million were not accruing interest (cash and PIK interest). At December 31, 2004, none of our loans or debt securities were greater than 90 days past due or on non-accrual status.
Off-Balance Sheet Arrangements
     We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. We attempt to limit our credit risk by conducting extensive due diligence, negotiating appropriate financial covenants and obtaining collateral where necessary. As of September 30, 2005, we had unused commitments to extend credit to our portfolio companies of $22.0 million, which are not reflected on our balance sheet. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments”. At September 30, 2005, we did not hold any derivative financial instruments for hedging purposes.
     In connection with our securitization revolving credit facility, our special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions. We have agreed to guarantee the payment of certain swap breakage costs that may be payable by our special purpose subsidiary in connection with any such interest rate swap agreements or other interest rate hedging transactions.

Contractual Obligations
     As of September 30, 2005, we did not have any contractual borrowing obligations. On August 11, 2005, we entered into a lease agreement for office space expiring on January 15, 2011. Future minimum lease payments due under the office lease are as follows: remainder of 2005 — $17,200; 2006 — $206,800; 2007 — $214,100; 2008 — $221,300; 2009 — $228,500.
Related Party Transactions
     In November 2002, we entered into an informal arrangement with The Compass Group International LLC, (“Compass International”) the investment advisor for Compass Group Investments, Inc., under which we occupied space at Compass International’s offices located in Westport, Connecticut in exchange for Compass International’s use of certain of our administrative personnel. Compass Group Investments, Inc. and its affiliates beneficially owned 10.6% of the outstanding shares of our common stock as of September 30, 2005. As previously disclosed, we entered into a lease agreement for new office space in Westport, Connecticut with an unaffiliated third party. As a result, we terminated our informal arrangement with Compass International on October 1, 2005.
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
Recent Developments
     On November 8, 2005, our board of directors declared a cash dividend of $0.27 per share, payable on December 30, 2005 to stockholders of record as of the close of business on November 30, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are subject to market risks, primarily changes in interest rates. We expect that many of the loans in our portfolio will have floating rates. To date, a significant percentage of our assets is invested in short-term money market instruments. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, forward contracts and interest rate swaps subject to the requirements of the Investment Company Act of 1940. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. Currently, we do not engage in hedging activities.
Item 4. Controls and Procedures
(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer, and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities and Exchange Act of 1934.
(b)	There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2005.

PATRIOT CAPITAL FUNDING, INC.

By:	/s/ Richard P. Buckanavage

Richard P. Buckanavage
Chief Executive Officer and President

By:	/s/ William E. Alvarez, Jr.

William E. Alvarez, Jr.
Executive Vice President, Chief Financial Officer and Secretary