Form 10-K
period 2005-12-31
Patriot Capital Funding, Inc.
filed 2006-03-03
CIK 1321560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-51459

PATRIOT CAPITAL FUNDING, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	74-3068511
(STATE OR JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NO.)

274 Riverside Avenue, Westport, CT (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)	06880 (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(203) 429-2700

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2005 was: Not applicable because trading of the registrant’s common stock on the Nasdaq National Market did not commence until July 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

PART I

ITEM 1.	Business

General

We are a specialty finance company that provides customized financing solutions to small- to mid-sized companies. Our ability to invest across a company’s capital structure, from senior secured loans to equity securities, allows us to offer companies a comprehensive suite of financing solutions, including “one-stop” financings. Our “one-stop” financing typically includes a revolving line of credit, one or more senior secured term loans and a subordinated debt investment. We primarily finance privately-held companies in transactions initiated by private equity sponsors.

Our investment objective is to generate both current cash income and capital appreciation. To accomplish this objective, we seek to provide our stockholders with current income primarily from the interest on our debt investments and related origination fees, and to enable our stockholders to participate in the capital appreciation and potential long-term growth of our portfolio companies through warrants and other equity interests we acquire.

Since we commenced investment operations in 2003, we have originated $186.9 million of investments, which includes $8.8 million of unfunded commitments and $6.0 million of commitments that we closed and subsequently arranged to have financed by replacement lenders. We typically make investments of $3 million to $20 million in companies with $10 million to $100 million in annual revenues that operate in diverse industry sectors. As of December 31, 2005, we had debt investments in 15 portfolio companies with an aggregate fair value of $140.4 million. In addition, as of December 31, 2005, we held warrants to purchase shares of common stock in seven of our portfolio companies with a fair value of $995,300. As of February 28, 2006, we have received non-binding mandates for approximately $46.2 million of investment commitments in three prospective portfolio companies. These proposed investments are subject to the completion of our due diligence and approval process as well as negotiation of definitive agreements with prospective portfolio companies and, as a result, may not result in completed transactions.

As of December 31, 2005, senior secured revolving lines of credit, senior secured term loans, junior secured term loans and subordinated debt investments comprised approximately 0.2%, 44.4%, 15.3% and 39.4%, respectively, of our investment portfolio at fair value. Approximately 55.4% of our investments at fair value at December 31, 2005 were originated in connection with our “one-stop” financing. For the year ended December 31, 2005, the weighted average yield on all of our outstanding debt investments was approximately 13.5%.

We are a closed-end, non-diversified investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, or the 1940 Act. We are internally managed by our executive officers under the supervision of our board of directors. As a result, we do not pay investment advisory fees, but instead we incur the operating costs associated with employing investment and portfolio management professionals.

As a business development company, we are required to comply with numerous regulatory requirements. We are permitted to, and expect to, finance our investments using debt and equity. However, our ability to use debt is limited in certain significant respects. See “Business Regulations — Regulation as a Business Development Company.” We intend to elect, effective as of August 1, 2005, to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code, or the Code. See “Business Regulations — Taxation as a Regulated Investment Company.” As a RIC, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders as dividends if we meet certain source-of-income and asset diversification requirements.

Corporate History and Information

We were founded in November 2002 by Richard P. Buckanavage, our president and chief executive officer, Timothy W. Hassler, our chief operating officer and chief compliance officer, and Compass Group Investments, Inc., a private investment firm providing capital to middle market companies. Prior to our founding, Mr. Buckanavage was a managing director and the head of debt sales at GE Capital Markets, Inc. and Mr. Hassler was a director in the capital markets division of U.S. Bank National Association. Messrs. Buckanavage and Hassler have more than 30 years of combined experience lending to, and investing in, small and mid-sized companies.

Since we commenced investment operations in 2003, our business was conducted through two separate entities, Patriot Capital Funding, Inc. and Wilton Funding, LLC. Patriot Capital Funding, Inc. originated, arranged and serviced the investments made by Wilton Funding, LLC, which invested in debt instruments and warrants of U.S.-based companies. On July 27, 2005, Wilton Funding, LLC merged with and into Patriot Capital Funding, Inc.

Our principal executive offices are located at 274 Riverside Avenue, Westport, Connecticut 06880 and our telephone number is (203) 429-2700. We maintain a website on the Internet at www.patcapfunding.com.  Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K.

Our Target Market

We believe that the size of the small- to mid-sized company market is significant and underserved. Despite the size of this market, we believe that broad-based consolidation in the financial services industry has substantially reduced the number of financial institutions lending to the companies that we target. We believe that this trend toward greater concentration of assets in larger banks has reduced the availability of debt capital to small- to mid-sized companies from such financing sources.

In our experience, lending to small- to mid-sized companies generally requires a greater dedication of a lender’s time and personnel resources as compared to lending to larger companies. Small- to mid-sized companies generally do not have publicly traded equity or debt securities, and public information about such businesses is typically limited. In addition, lenders to small- to mid-sized companies have to more actively monitor their investments and may need to become more directly involved in overseeing their operations. We believe that these factors have caused many large financial institutions with high cost structures to focus their lending activities on larger companies. To the extent that regional banks lend to small- to mid-sized companies, our experience is that these institutions tend to focus on senior financing and, as a result, do not provide a comprehensive suite of customized financing solutions to small- to mid-sized companies or the private equity sponsors investing in this market.

These trends have, in our view, created a large, underserved market of small- to mid-sized companies with significant financing needs. Because we primarily provide capital to this target market in transactions initiated by private equity sponsors, we consider the private equity sponsor community to be an integral gateway to the market in which we operate. We generally target the sponsors of private equity funds with less than $250 million in assets that are focused on making investments in companies with $10 million to $100 million in annual revenues. We expect that private equity sponsors will continue to be active investors in our target market and they will seek debt financing to support their investments, which should provide opportunities for us to continue to partner with such firms.

Our Business Strategy

Our investment objective is to generate both current cash income and capital appreciation through debt and equity investments in small- to mid-sized companies. We have adopted the following business strategy to achieve our investment objective:

•	Deliver a comprehensive suite of customized financing solutions in a responsive and efficient manner. Our goal is to provide a comprehensive suite of customized financing solutions in a responsive and efficient manner to private equity sponsors in connection with their proposed investments in small- to mid-sized companies. Private equity sponsors with whom we work require a high level of creativity and knowledge in structuring investment transactions. Our ability to provide financing across all levels of a company’s capital structure appeals to private equity sponsors that typically seek to rely on a limited number of third party financing sources for their investment transactions in order to facilitate and ensure the timely closing of such transactions. We believe our ability to provide a comprehensive suite of customized financing solutions sets us apart from other lenders that focus on providing a limited number of financing solutions.

•	Capitalize on our strong private equity sponsor relationships. We are committed to establishing, building and maintaining our private equity sponsor relationships. Our marketing efforts are focused on building relationships with private equity sponsors that routinely make investments in the small- to mid-sized companies that we target. We believe that our relationships with private equity sponsors provide us with, in addition to potential investment opportunities, other significant benefits, including an additional layer of due diligence and additional monitoring capabilities. Private equity sponsors also provide our portfolio companies with significant benefits, including strategic guidance, an additional potential source of capital and operational expertise. We have assembled a management team that has developed an extensive network of private equity sponsor relationships in our target market over the last 15 years. We believe that our management team’s relationships with these private equity sponsors will provide us with significant investment opportunities.

•	Employ disciplined underwriting policies and maintain rigorous portfolio monitoring. We have an extensive investment underwriting and monitoring process. We conduct a thorough analysis of each potential portfolio company and its prospects, competitive position, financial performance and industry dynamics. We stress the importance of credit and risk analysis in our underwriting process. We believe that our continued adherence to this disciplined process will permit us to continue to generate a stable, diversified and increasing revenue stream of current income from our debt investments to enable us to make distributions to our stockholders.

•	Leverage the skills of our experienced management team. Our management team is led by our president and chief executive officer, Mr. Buckanavage, and our chief operating officer and chief compliance officer, Mr. Hassler, who combined have more than 30 years of experience in lending to, and investing in, small and mid-sized companies. The members of our management team have broad investment backgrounds, with prior experience at specialty finance companies, middle market commercial banks and other financial services companies. We believe that the experience and contacts of our management team will continue to allow us to effectively implement the key aspects of our business strategy.

Investment Selection

Our management team has identified the following investment criteria and guidelines that it believes are important in evaluating prospective portfolio companies. Our management team uses these criteria and guidelines in evaluating investment opportunities for us. However, not all of these criteria and guidelines were, or will be, met in connection with each of our investments.

•	Established companies with positive cash flow. We seek to invest in established companies with sound historical financial performance. We typically focus on companies with a history of profitability on an operating cash flow basis and that generate minimum annual EBITDA (Earnings Before Interest, Taxes,

Depreciation and Amortization) of $2 million. We do not intend to invest in start-up companies or companies with speculative business plans.

•	Strong competitive position in industry. We analyze the strengths and weaknesses of target companies relative to their competitors. The factors we consider include relative product pricing, product quality, customer loyalty, substitution risk, switching costs, patent protection, brand positioning and capitalization. We seek to invest in companies that have developed leading positions within their respective markets, are well positioned to capitalize on growth opportunities and operate businesses or in industries with significant barriers to entry. We seek companies that demonstrate advantages when compared to their competitors, which may help to protect their market position and profitability.

•	Experienced management team. We seek to invest in companies that have experienced management teams. We also seek to invest in companies that have proper incentives in place, including having significant equity interests, to motivate management to act in concert with our interests as investors.

•	Diversified customer and supplier base. We generally seek to invest in companies that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

•	Private equity sponsorship. We generally seek to invest in companies in conjunction with private equity sponsors who have proven capabilities in building value. We believe that a private equity sponsor can serve as a committed partner and advisor that will actively work with the company and its management team to meet company goals and create value. We assess a private equity sponsor’s commitment to a portfolio company by, among other things, the capital contribution it has made or will make in the portfolio company.

•	Exit strategy. We seek to invest in companies that we believe will provide a steady stream of cash flow to repay our debt investments and reinvest in their respective businesses. We expect that the primary means by which we exit our debt investments will be through the repayment of our investment by internally generated cash flow. In addition, we will seek to invest in companies whose business models and expected future cash flows may provide alternate methods of repaying our investment, such as through a strategic acquisition by other industry participants, an initial public offering of common stock, a recapitalization or another capital market transaction.

Underwriting Process and Investment Approval

An initial evaluation of each potential investment is performed by one of our investment professionals. To the extent a potential investment appears to meet our investment criteria, a pre-screening memorandum is prepared and presented to our investment committee and the executive committee of our board of directors detailing some or all of the following information:

•	Transaction description;

•	Company description, including product or service analysis, market position, market dynamics, customer and supplier analysis and evaluation of management;

•	Quantitative and qualitative analysis of historical financial performance and financial projections;

•	Competitive landscape;

•	Business strengths and weaknesses;

•	On-site visits with management and relevant employees;

•	Quantitative and qualitative private equity sponsor analysis; and

•	Potential investment structures, senior and total leverage multiples and investment pricing terms.

If our investment committee and the executive committee of our board of directors vote to proceed, we submit a non-binding proposal to the prospective private equity sponsor and/or potential portfolio company. Once the private equity sponsor and/or potential portfolio company agree to the terms and conditions outlined in our financing proposal, we commence our full due diligence assessment, including:

•	Initial or additional on-site visits with management and relevant employees;

•	Review of historical and projected financial statements, including reports from third-party forensic accountants;

•	Interviews with customers and suppliers;

•	Research on products and services, market dynamics and competitive landscape;

•	Management background checks;

•	Review of material contracts;

•	Review by legal, environmental or other industry consultants, if applicable; and

•	Financial sponsor diligence, including portfolio company and lender reference checks.

Upon completion of a satisfactory due diligence review, a full investment memorandum is prepared and distributed to the investment committee and the executive committee of our board of directors for final approval of the proposed investment. The investment committee and the executive committee of our board of directors are able to request additional due diligence or modify the financing structure or terms of the proposed investment. The approval of our investment committee and the executive committee of our board of directors is required before we proceed with any investment. Upon receipt of such approvals, we proceed to document and, upon satisfaction of applicable closing conditions, fund the investment.

Our investment committee consists of our president and chief executive officer, Mr. Buckanavage, our chief operating officer and chief compliance officer, Mr. Hassler, our executive vice president and chief investment officer, Clifford L. Wells, and our senior vice president, Matthew R. Colucci. The executive committee of our board of directors consists of Messrs. Buckanavage, Hassler and I. Joseph Massoud. Because Mr. Massoud is affiliated with Compass Group Investments, Inc. and Compass Group Investments, Inc. makes investments in middle market companies, a conflict of interest may arise in connection with Mr. Massoud’s determination to approve our proposed investments. In such event, Mr. Massoud will recuse himself from approving such investments and Dennis O’Dowd, one of our independent directors, will participate in the executive committee’s approval of such investments.

All actions described above that require the approval of our investment committee must be approved by each member of our investment committee at a meeting at which at least a majority of the members of our investment committee is present. All such actions that require the approval of the executive committee of the board of directors must be approved by each member of the executive committee of the board of directors.

Investments

We seek to continue to grow and manage a diversified portfolio that includes senior secured loans, junior secured loans, subordinated debt investments and equity investments. We generally target investments of approximately $3 million to $20 million in companies with annual revenues between $10 million and $100 million. We also offer a financing solution that we refer to as “one-stop” financing, which typically includes a revolving line of credit, one or more senior secured term loans and a subordinated debt investment. Our loans may include both debt and equity components. The debt instruments provide for returns in the form of interest payments, including payment-in-kind or PIK interest, while the equity instruments, such as warrants and non-control, equity co-investments, provide us with an opportunity to participate in the capital appreciation of the portfolio company. We intend to generally target a total annualized return (including interest, fees and value of warrants) on our individual debt investments of 7.25% to 19.0%.

Debt Investments

We tailor the terms of our debt investments to the facts and circumstances of the transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. For example, we seek to limit the downside risks of our investments by:

•	negotiating covenants that are designed to protect our investments while affording our portfolio companies as much flexibility in managing their businesses as possible. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights; and

•	requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk.

Senior Secured Loans

Our senior secured loans generally have terms of 4 to 7 years, provide for a variable or fixed interest rate and are secured by a first priority security interest in all existing and future assets of the borrower. We generally only invest in senior secured loans of a portfolio company in conjunction with an investment in a junior secured loan, subordinated debt investment or a “one-stop” financing. Our senior secured loans may take many forms, including revolving lines of credit, term loans and acquisition lines of credit.

Junior Secured Loans

Our junior secured loans generally have terms of 5 to 7.5 years, provide for a variable or fixed interest rate and are secured by a second priority security interest in all existing and future assets of the borrower. We may invest in junior secured loans, such as “last out” senior notes or second lien notes, on a stand-alone basis, or in conjunction with a senior secured loan, a subordinated debt investment or a “one-stop” financing.

Subordinated Debt

Our subordinated debt investments generally have terms of 5 to 7.5 years and provide for a fixed interest rate. A portion of our subordinated debt investments may be secured by a second priority security interest in the assets of the borrower. We may make subordinated debt investments on a stand-alone basis, or in conjunction with a senior secured loan, a junior secured loan or a “one-stop” financing. Our subordinated debt investments often include an equity component, such as warrants to purchase common stock in the portfolio company, and payment-in-kind, or PIK, interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity.

“One-Stop” Financing

Our “one-stop” financing typically includes a revolving line of credit, one or more term loans and a subordinated debt investment. We believe our ability to provide “one-stop” financing sets us apart from other lenders who focus on only one or two layers of the capital structure. Subsequent to our closing of a “one-stop” financing, we may seek to exit lower yielding tranches of the financing by arranging for replacement financing by another lender.

Equity Investments

When we provide a “one-stop” financing or when we make a subordinated debt investment, we may acquire warrants to purchase common stock or other equity interests in the portfolio company. The warrants we receive in connection with these investments generally are detachable and require only a nominal cost to exercise. In addition, we may from time to time make non-control, equity co-investments of up to $2 million in companies in conjunction with private equity sponsors. We generally seek to structure our equity investments, such as warrants and direct equity co-investments, to provide us with minority rights provisions and event-driven puts. We also seek to obtain registration rights in connection with these investments, which may include demand and “piggyback” registration rights.

Portfolio Management

We generally employ several methods of evaluating and monitoring the performance of our portfolio companies, which, depending on the particular investment, may include the following specific processes, procedures and reports:

•	Monthly review of actual financial performance versus the corresponding period of the prior year and financial projections;

•	Monthly review of borrowing base, if applicable;

•	Quarterly review of operating results, covenant compliance, and general business performance, including the preparation of a portfolio monitoring report which is distributed to members of our investment committee;

•	Periodic face-to-face meetings with management teams and private equity sponsors of portfolio companies; and

•	Attendance at portfolio company board meetings through board seats or observation rights.

In connection with the monitoring of our portfolio companies, each debt investment we hold is rated based upon the following five-level numeric investment rating system:

•	Investment Rating 1 — Investment that exceeds expectations and/or capital gain expected;

•	Investment Rating 2 — Investment generally performing in accordance with expectations;

•	Investment Rating 3 — Investment that requires closer monitoring;

•	Investment Rating 4 — Investment performing below expectations where a higher risk of loss exists; and

•	Investment Rating 5 — Investment performing significantly below expectations where we expect a loss.

The following table shows the distribution of our debt investments on the 1 to 5 investment rating scale at fair value as of December 31, 2005 and December 31, 2004:

	December 31, 2005		December 31, 2004
	Debt		Debt
	Investments at	Percentage of	Investments at	Percentage of
Investment Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio

1	$16,069,312	11.5%	$21,274,306	31.6%
2	102,189,918	72.8	38,911,617	57.9
3	20,136,424	14.3	7,060,000	10.5
4	2,000,000	1.4	—	—
5	—	—	—	—

Total	$140,395,654	100.00%	$67,245,923	100.0%

In the event that we determine that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, we undertake more aggressive monitoring of the affected portfolio company. While our investment rating system identifies the relative risk for each investment, the rating alone does not dictate the scope and/or frequency of any monitoring that we perform. The frequency of our monitoring of an investment is determined by a number of factors, including, but not limited to, the trends in the financial performance of the portfolio company, the investment structure and the type of collateral securing our investment, if any.

Regulations

Regulation as a Business Development Company

We have elected to be regulated as a business development company under the 1940 Act. The 1940 Act requires that a majority of our directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(a) is organized under the laws of, and has its principal place of business in, the United States;

(b) is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c) satisfies any of the following:

(i) does not have any class of securities with respect to which a broker or dealer may extend margin credit;

(ii) is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

(iii) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2) Securities of any eligible portfolio company which we control.

(3) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5) Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6) Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment. In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. The code of ethics is filed as an exhibit to our registration statement which is on file with the SEC. You may read and copy the code of ethics at the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-202-942-8090. In addition, the code of ethics is available on the EDGAR Database on the Securities and Exchange Commission’s Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the Securities and Exchange Commission’s Public Reference Section, Washington, D.C. 20549.

Proxy Voting Policies and Procedures

We vote proxies relating to our portfolio securities in the best interest of our stockholders. We review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although we generally vote against proposals that may have a negative impact on our portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so.

Our proxy voting decisions are made by the investment professionals who are responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, we require that: (i) anyone involved in the decision making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

Stockholders may obtain information regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Patriot Capital Funding, Inc., 274 Riverside Avenue, Westport, CT 06880.

Other

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.

We will be periodically examined by the SEC for compliance with the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a chief compliance officer to be responsible for administering the policies and procedures.

Taxation as a Regulated Investment Company

We intend to elect to be taxed as a RIC under Subchapter M of the Code, effective as of August 1, 2005. As long as we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized.

Dividends declared and paid by us in a year generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried forward into and distributed in the current year, or returns of capital. We are generally required to distribute 98% of our taxable income during the year the income is earned to avoid paying an excise tax. If this requirement is not met, the Code imposes a nondeductible excise tax equal to 4% of the amount by which 98% of the current year’s taxable income exceeds the distribution for the year. The taxable income on which an excise tax is paid is generally carried forward and distributed to stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required.

In order to maintain our status as a RIC and obtain the tax benefits of such status, we must, in general (1) continue to qualify as a business development company; (2) derive at least 90% of our gross income from dividends, interest, gains from the sale of securities and other specified types of income; (3) meet asset diversification requirements as defined in the Code; and (4) timely distribute to stockholders at least 90% of our annual investment company taxable income as defined in the Code. We intend to take all steps necessary to qualify as a RIC. However, there can be no assurance that we will qualify for such treatment.

Through July 31, 2005, we were subject to tax as an ordinary corporation under Subchapter C of the Code. As of August 1, 2005, we may have held assets (including intangible assets not reflected on the balance sheet, such as goodwill) with built-in gain (i.e., with a fair market value in excess of tax basis). Under a special tax rule that applies to corporations that convert from taxation under Subchapter C of the Code to taxation as a RIC, we are required to pay corporate level tax on the net amount of any such built-in gains we recognize within ten years after the effective date of our election to be treated as a RIC. We may reduce such gains by the amount of any available loss carryforwards from our pre-RIC taxable years. Any such corporate level tax will be payable at the time those gains are recognized (which, generally, will be the years in which we sell or dispose of the built-in gain assets in a taxable transaction). The amount of this tax will vary depending on the assets that are actually sold by us in this ten-year period and applicable tax rates. Recognized built-in gains that are ordinary in character will be included in our investment company taxable income, and we must distribute to our stockholders at least 90% of any such built-in gains recognized within the ten-year period, net of the corporate taxes paid by us on the built-in gains. Any such amount distributed will be taxable to stockholders as ordinary income. Recognized built-in gains within the ten-year period, net of taxes, that are capital gains will be distributed or deemed distributed to our stockholders. Any such amount distributed or deemed distributed will be taxable to stockholders as a capital gain.

Determination of Net Asset Value

Quarterly Net Asset Value Determinations

We determine the net asset value per share of our common stock on a quarterly basis. We disclose these net asset values in the periodic reports we file with the SEC. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding.

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as is determined in good faith by the board of directors. Since there will typically be no readily available market value for the investments in our portfolio, we will value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors pursuant to a valuation policy and a consistently applied valuation process. Because of the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Our process for determining the fair value of our investments begins with determining the enterprise value of the portfolio company. There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value.

To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results. We generally require portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically in the private equity business, companies are bought and sold based on multiples of EBITDA, cash flow, net income, revenues or, in limited instances, book value. The private equity industry uses financial measures such as EBITDA in order to assess a portfolio company’s financial performance and to value a portfolio company. When using EBITDA to determine enterprise value, we may adjust EBITDA for non-recurring items. Such adjustments are intended to normalize EBITDA to reflect the portfolio company’s earnings power. Adjustments to EBITDA may include compensation to previous owners, acquisition, recapitalization, or restructuring related items or one-time non-recurring income or expense items.

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

The fair value of our investments at December 31, 2005, and December 31, 2004 was determined by our board of directors. We received valuation assistance from our independent valuation firm, Duff & Phelps, LLC, on our entire investment portfolio at December 31, 2005 and December 31, 2004.

Our board of directors will undertake a multi-step valuation process each quarter in connection with determining the fair value of our investments:

•	Our quarterly valuation process will begin with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;

•	Preliminary valuation conclusions will then be documented and discussed with our investment committee;

•	Duff & Phelps, LLC, an independent valuation firm engaged by us, will review these preliminary valuations and prepare an independent valuation report;

•	The valuation committee of our board of directors will review the preliminary valuations and Duff & Phelps, LLC will respond to and supplement the preliminary valuations to reflect any comments provided by the valuation committee; and

•	Our board of directors will determine the fair value of each investment in our portfolio in good faith after considering the input of the valuation committee and Duff & Phelps, LLC.

Determination of the fair value involves subjective judgments and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Determinations in Connection with Offerings

In connection with each offering of shares of our common stock, our board of directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price below the then current net asset value of our common stock at the time at which the sale is made. Our board of directors considers the following factors, among others, in making such determination:

•	the net asset value of our common stock disclosed in the most recent periodic report we filed with the SEC;

•	our management’s assessment of whether any material change in the net asset value of our common stock has occurred (including through the realization of gains on the sale of our portfolio securities) from the period beginning on the date of the most recently disclosed net asset value of our common stock to the period ending two days prior to the date of the sale of our common stock; and

•	the magnitude of the difference between the net asset value of our common stock disclosed in the most recent periodic report we filed with the SEC and our management’s assessment of any material change in the net asset value of our common stock since the date of the most recently disclosed net asset value of our common stock, and the offering price of the shares of our common stock in the proposed offering.

Importantly, this determination does not require that we calculate the net asset value of our common stock in connection with each offering of shares of our common stock, but instead it involves the determination by our board of directors or a committee thereof that we are not selling shares of our common stock at a price below the then current net asset value of our common stock at the time at which the sale is made.

Moreover, to the extent that there is even a remote possibility that we may (i) issue shares of our common stock at a price below the then current net asset value of our common stock at the time at which the sale is made or (ii) trigger the undertaking (which we are required to provide in certain registration statements we may file from time to time with the SEC) to suspend the offering of shares of our common stock pursuant to any such registration statement if the net asset value of our common stock fluctuates by certain amounts in certain circumstances until the prospectus included in such registration statement is amended, our board of directors will elect, in the case of clause (i) above, either to postpone the offering until such time that there is no longer the possibility of the occurrence of such event or to undertake to determine the net asset value of our common stock within two days prior to any such sale to ensure that such sale will not be below our then current net asset value, and, in the case of clause (ii) above, to comply with such undertaking or to undertake to determine the net asset value of our common stock to ensure that such undertaking has not been triggered.

These processes and procedures are part of our compliance policies and procedures. Records will be made contemporaneously with all determinations described in this section and these records will be maintained with other records we are required to maintain under the 1940 act.

Competition

We compete for investments with a number of business development companies and other investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of these entities have greater financial and managerial resources than we do. We believe we compete with these entities primarily on the basis of our willingness to make smaller investments, the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, our comprehensive suite of customized financing solutions and the investment terms we offer. We do not seek to compete primarily on the interest rates we offer to potential portfolio companies, and we believe that some of our competitors make senior secured loans, junior secured loans and subordinated debt investments with interest rates that are comparable to or lower than the rates we offer.

Employees

As of December 31, 2005, we had 9 employees, including investment and portfolio management professionals, and operations professionals.

ITEM 1A.	Risk Factors

Risk Factors

Investing in our common stock involves a number of significant risks. We cannot assure you that we will achieve our investment objective. You should consider carefully the risks described below and all other information contained in this annual report on Form 10-K, including our financial statements and the related notes.

We commenced investment operations in 2003 and, as a result, have a limited operating history.

We commenced investment operations in 2003. As a result, we have limited financial information on which you can evaluate an investment in us or our prior performance. We are subject to all of the business risks and uncertainties associated with any new business, including the risks that we will not achieve our investment objective and that the value of your investment could decline substantially.

We are dependent upon our key investment personnel for our future success.

We depend on the diligence, skill and network of business contacts of the investment professionals we employ for the sourcing, evaluation, negotiation, structuring and monitoring of our investments. Our future success will also depend, to a significant extent, on the continued service and coordination of our senior management team, particularly, Richard P. Buckanavage, our president and chief executive officer, and

Timothy W. Hassler, our chief operating officer and chief compliance officer. The departure of Mr. Buckanavage, Mr. Hassler or any member of our senior management team could have a material adverse effect on our ability to achieve our investment objective. In addition, if both Messrs. Buckanavage and Hassler cease to be employed by us, the lender under our securitization revolving credit facility could, absent a waiver or cure, terminate the facility.

Our management team has limited experience managing a business development company.

The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets primarily in securities of “eligible portfolio companies” (as defined under the 1940 Act), cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Our management team’s limited experience in managing a portfolio of assets under such constraints may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. Furthermore, any failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us. If we do not remain a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would further decrease our operating flexibility.

Our business model depends to a significant extent upon strong referral relationships with private equity sponsors, and our inability to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that members of our management team will maintain their relationships with private equity sponsors, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our management team fails to maintain its existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom members of our management team have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We operate in a highly competitive market for investment opportunities.

We compete for investments with other business development companies and other investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than us. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a business development company.

We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we cannot assure you that we will continue to be able to identify and make investments that are consistent with our investment objective.

Regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital.

Our business will require capital. We may acquire additional capital from the following sources:

Senior Securities and Other Indebtedness.  We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities, up to the maximum amount permitted by the 1940 Act. If we issue senior securities, including debt or preferred stock, we will be exposed to additional risks, including the following:

•	Under the provisions of the 1940 Act, we will be permitted, as a business development company, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our debt at a time when such sales and/or repayments may be disadvantageous.

•	Any amounts that we use to service our debt or make payments on preferred stock will not be available for dividends to our common stockholders.

•	It is likely that any senior securities or other indebtedness we issue will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.

•	We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities and other indebtedness.

•	Preferred stock or any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock, including separate voting rights and could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.

Additional Common Stock.  We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

Securitization of Loans.  In addition to issuing securities to raise capital, we securitize our loans to generate cash for funding new investments. To securitize loans, we typically create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. This generally includes the sale of interests in the subsidiary on a non-recourse basis to purchasers who are willing to accept a lower interest rate to invest in investment grade loan pools, and we retain a portion of the equity in the securitized pool of loans. An inability to successfully securitize our loan portfolio could limit our ability to grow our business, fully execute our business strategy and adversely affect our earnings, if any. Moreover, the securitization of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and more apt to generate losses.

The agreements governing our securitization revolving credit facility contain various covenants that, among other things, limit our discretion in operating our business and provide for certain minimum financial covenants.

We have entered into a securitization revolving credit facility. The agreements governing this securitization revolving credit facility contain customary default provisions such as the termination or departure of both Messrs. Buckanavage and Hassler, a material adverse change in our business and the failure to maintain certain minimum loan quality and performance standards. An event of default under the securitization revolving credit facility would result, among other things, in termination of the availability of further funds under the facility and an accelerated maturity date for all amounts outstanding under the facility, which would likely disrupt our business and, potentially, the portfolio companies whose loans we financed through the facility. This could reduce our revenues and, by delaying any cash payment allowed to us under the securitization revolving credit facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC.

Each loan origination under the securitization revolving credit facility is subject to the satisfaction of certain conditions. We cannot assure you that we will be able to borrow funds under the securitization revolving credit facility at any particular time or at all.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code.

To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

•	The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly, obtain additional debt or equity capital or take other actions in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any dispositions of investments could be made at disadvantageous prices and could result in substantial losses. Other alternatives could also have associated costs or disadvantages.

If we fail to qualify for RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances, or contractual payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount or increases in loan balances as a result of contractual payment-in-kind arrangements will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax on all our income, without regard to any amounts actually distributed to shareholders. For additional discussion regarding the tax implications of a RIC, please see “Business — Regulations — Taxation as a Regulated Investment Company.”

Because we intend to distribute substantially all of our income to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

In order to satisfy the requirements applicable to a RIC and to avoid payment of excise taxes, we intend to distribute to our stockholders substantially all of our net ordinary income and net capital gain income except for certain net long-term capital gains recognized after the effective date of our RIC election, which we intend to retain, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders. As a business development company, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. In addition, as a business development company, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline.

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in us. We borrow from and issue senior debt securities to banks and other lenders. Holders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.

Changes in interest rates may affect our cost of capital and net investment income.

Because we borrow to fund our investments, a portion of our income is dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. A portion of our investments will have fixed interest rates, while a portion of our borrowings will likely have floating interest rates. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to applicable legal requirements, including without limitation, all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to rely on outside parties with respect to the use of such financial instruments or develop such expertise internally.

A significant portion of our investment portfolio is and will continue to be recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board of directors. We are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized loss for any asset we believe has decreased in value. Typically there is not a public market for the securities of the privately-held companies in which we have invested and will generally continue to invest. As a result, we value our investments in privately-held companies on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines established by our board of directors. The types of factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

The lack of liquidity in our investments may adversely affect our business.

We generally make investments in private companies. Substantially all of these securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded our investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Our financial condition and results of operations will depend on our ability to manage growth effectively.

Our ability to achieve our investment objective will depend on our ability to grow, which will depend, in turn, on our management team’s ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis will be largely a function of our management team’s handling of the investment process, its ability to provide competent, attentive and efficient services and our access to financing on acceptable terms. In addition to monitoring the performance of our existing investments, members of our management team and our investment professionals may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow the rate of investment. In order to grow, we will need to hire, train, supervise and manage new employees. However, we cannot assure you that any such employees will contribute to the success of our business. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our ability to enter into transactions with our affiliates will be restricted.

We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we will generally be prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person, or entering into joint transactions with such person, absent the prior approval of the SEC.

Changes in laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to local, state and federal laws and regulations. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse affect on our business.

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our board of directors has the authority to modify or waive our current operating policies and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you dividends and cause you to lose all or part of your investment.

Our investments in portfolio companies may be risky, and we could lose all or part of our investment.

Investing in small- to mid-sized companies involves a number of significant risks. Among other things, these companies:

•	may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees that we may have obtained in connection with our investment;

•	may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•	generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers and directors may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	generally have less publicly available information about their businesses, operations and financial condition. We are required to rely on the ability of our management team and investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or by a downturn in the particular industry.

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. At December 31, 2005, our two largest investments represented approximately 24% of our investments at fair value. During the year ended December 31, 2005, investment income from three portfolio companies accounted for 15.1%, 14.8%, and 13.4% of our total investment income. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We invest primarily in senior secured loans, junior secured loans and subordinated debt issued by small- to mid-sized companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we may have structured certain of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance.

We may not control any of our portfolio companies.

We may not control any of our portfolio companies, even though we may have board representation or board observation rights and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt investments that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

We may not realize gains from our equity investments.

Certain investments that we have made in the past and may make in the future include warrants or other equity securities. In addition, we may from time to time make non-control, equity co-investments in companies in conjunction with private equity sponsors. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests.

If our primary investments are deemed not to be qualifying assets, we could be precluded from investing in the manner described in this annual report on Form 10-K or deemed to be in violation of the 1940 Act.

In order to maintain our status as a business development company, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets generally cannot be treated as qualifying assets. This result is dictated by the definition of “eligible portfolio company” under the 1940 Act, which in part focuses on whether a company has outstanding marginable securities.

Amendments promulgated in 1998 by the Board of Governors of the Federal Reserve System expanded the definition of a marginable security under the Federal Reserve’s margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve’s current margin rules. As a result, the staff of the SEC has raised the question as to whether a private company that has outstanding debt securities would qualify under the relevant portion of the “eligible portfolio company” criteria.

The SEC subsequently issued proposed rules which would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association. If adopted, the effect of these rules would be to eliminate confusion regarding whether a private company that issued debt would qualify as an “eligible portfolio company.”

Unless and until the proposed rules described above are adopted by the SEC, if there were a court ruling or regulatory decision that provided that a private company that has outstanding debt securities (none of which is listed on a national securities exchange or association) was not an eligible portfolio company, we could be precluded from investing in the manner described in this annual report on Form 10-K or deemed to be in violation of the 1940 Act.

There is a risk that you may not receive dividends or that our dividends may not grow over time.

We intend to make distributions on a quarterly basis to our stockholders. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions.

Investing in our shares may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

One of our current stockholders has significant influence over our management and affairs.

Compass Group Investments, Inc. beneficially owned approximately 10.6% of our common stock as of December 31, 2005. Additionally, I. Joseph Massoud is the chairman of our board of directors and a member of the executive committee of our board of directors (which must, along with our investment committee, approve of the acquisition and disposition of our investments). Mr. Massoud is the founder and the managing partner of The Compass Group International LLC, the investment advisor to Compass Group Investments, Inc. As a result, Compass Group Investments, Inc. may be able to exert influence over our management and policies. Compass Group Investments, Inc. may acquire additional shares of our equity securities in the future. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

•	loss of RIC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of our key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Terrorist attacks, acts of war or national disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business operating results and financial condition.

Terrorist acts, acts of war or national disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition.

Certain provisions of our restated certificate of incorporation and restated bylaws as well as the Delaware General Corporation Law could deter takeover attempts and have an adverse impact on the price of our common stock.

Our restated certificate of incorporation and our restated bylaws as well as the Delaware General Corporation Law contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Currently, we lease office space in Westport, Connecticut for our corporate headquarters.

Item 3.	Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the quarter ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock has been traded on the Nasdaq National Market under the symbol “PCAP” since our initial public offering on July 28, 2005. The following table sets forth the range of high and low closing prices of our common stock as reported on the Nasdaq National Market for each fiscal quarter since our initial public offering. The stock quotations are interdealer quotations and do not include markups, markdowns or commissions.

	High	Low

Fiscal year 2005
Third quarter (from July 28, 2005)	$14.33	$13.72
Fourth quarter	$13.56	$10.77

As of February 28, 2006, we had approximately 13 stockholders of record.

Sales of Unregistered Securities

During the three months ended December 31, 2005, we issued a total of 19,704 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of our common stock sold under the dividend reinvestment plan was approximately $242,700.

Dividends

We intend to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our board of directors. We intend to elect to be taxed as a RIC under Subchapter M of the Code, effective as of August 1, 2005. As long as we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

As a business development company that intends to elect to be treated as a RIC effective as of August 1, 2005, we are required to (1) distribute at least 90% of our investment company taxable income in order to deduct any amounts (including net capital gains) distributed (or deemed distributed) to shareholders and (2) distribute (actually or on a deemed basis) at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax. We will incur corporate-level tax on any taxable income or gains earned or realized in a taxable year and not distributed with respect to such year.

The following table summarizes our dividends declared to date:

Date Declared	Record Date	Payment Date	Amount

February 28, 2006	March 21, 2006	April 11, 2006	$0.29
November 8, 2005	November 30, 2005	December 30, 2005	$0.27
September 7, 2005	September 30, 2005	October 31, 2005	$0.16

Total Declared			$0.72

Prior to becoming a business development company, we did not make distributions to our stockholders.

Securities Authorized For Issuance Under Equity Compensation Plans

As of December 31, 2005, we had a stock option plan under which shares of our common stock were authorized for issuance.

Number of Securities
Remaining Available for
	Number of Securities to be		Weighted-Average	Future Issuance Under
	Issued Upon Exercise of		Exercise Price of	Equity Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column(a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	—		—	—
Equity compensation plans not approved by security holders	1,301,496	(1)	$14.00	40,252	(1)
Total	1,301,496		$14.00	40,252

(1)	The stock option plan pursuant to which these options were issued or are issuable was approved by our stockholders prior to our initial public offering.

Stock Option Plan

Our stock option plan is intended to encourage stock ownership in us by our officers and directors. The principal objective in awarding stock options to our eligible officers and directors is to align each optionee’s interests with our success and the financial interests of our stockholders by linking a portion of such optionee’s compensation to the performance of our stock and the value delivered to stockholders.

A total of 1,341,748 shares of common stock are reserved for issuance under our stock option plan. Stock options are granted under the stock option plan at a price not less than the prevailing market value at the time of grant and will have realizable value only if our stock price increases. Each option will state the period or periods of time within which the option may be exercised, which may not exceed ten years from the date of grant. The compensation committee of our board of directors will determine the amount and features of the stock options, if any, to be awarded to optionees. The compensation committee will evaluate a number of criteria, including the past service of each such optionee to us, the present and potential contributions of such optionee to our success and such other factors as the compensation committee shall deem relevant in connection with accomplishing the purposes of the stock option plan, including the recipient’s current stock holdings, years of service, position with us and other factors. The compensation committee will not apply a formula assigning specific weights to any of these factors when making its determination. The compensation committee will award stock options on a subjective basis and such awards will depend in each case on the performance of the officer or director under consideration, and in the case of new hires, their potential performance.

The stock option plan is designed to satisfy the conditions of Section 422 of the Internal Revenue Code so that, if the compensation committee so elects, options granted under the stock option plan may qualify as “incentive stock options.” To qualify as “incentive stock options,” options may not become exercisable for the first time in any year if the number of incentive options first exercisable in that year multiplied by the exercise price exceeds $100,000.

Under current SEC rules and regulations applicable to business development companies, a business development company may not grant options to non-employee directors. We may apply for exemptive relief from the SEC to permit us to grant options to purchase shares of our common stock to our non-employee directors as a portion of their compensation for service on our board of directors.

Item 6.	Selected Financial Data

The selected consolidated financial data below reflects the combined operations of Patriot Capital Funding, Inc. and Wilton Funding, LLC prior to their merger, which occurred on July 27, 2005. See “Business — Corporate History and Information.” You should read this selected consolidated financial data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto. The selected consolidated financial data at and for the fiscal years ended December 31, 2005, 2004 and 2003 have been derived from our audited financial statements. We were formed on November 4, 2002 (inception date), and made our first investment on November 21, 2003. We did not have any meaningful operations during 2002. As a result, information relating to 2002 has not been presented.

	Year Ended December 31,
Income Statement Data	2005	2004	2003

Investment Income:
Interest income	$13,035,673	$4,616,665	$253,755
Fees	413,669	241,870	5,274

Total Investment Income	13,449,342	4,858,535	259,029

Expenses:
Salaries and benefits	2,481,761	1,326,576	835,600
Consulting fees (1)	554,796	1,000,000	916,666
Interest (2)	3,517,989	1,489,198	201,331
Professional fees	492,830	192,938	290,822
Prepayment penalty	3,395,335	—	—
General and administrative	1,278,750	243,008	164,032

Total Expenses	11,721,461	4,251,720	2,408,451

Net investment income (loss)	1,727,881	606,815	(2,149,422)
Net unrealized depreciation on investments	(2,965,175)	(876,021)	—

Net loss	$(1,237,294)	$(269,206)	$(2,149,422)

Loss per share, basic and diluted	$(0.17)	$(0.07)	$(0.56)
Weighted average shares outstanding, basic and diluted	7,253,632	3,847,902	3,847,902
Balance Sheet Data:
Total investments, net of unearned income	$137,951,659	$65,603,830	$28,687,831
Total assets	150,655,993	72,038,863	35,116,998
Total debt outstanding	21,650,000	42,645,458	9,400,000
Stockholder’s equity	127,152,365	27,311,918	24,531,124
Net asset value per common share	$10.48	$7.10	$6.38
Other Data:
Weighted average yield on debt investments (3)	13.5%	12.6%	11.2%
Number of portfolio companies	15	9	3
Number of employees	9	6	5

(1)	On July 27, 2005, we terminated the consulting agreements pursuant to which we incurred these fees.

(2)	Our capital structure at December 31, 2004 reflected a higher percentage of leverage than we are permitted to maintain as a business development company. We used a portion of the net proceeds we received from our initial public offering to repay all of our outstanding indebtedness. We are generally only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act of 1940, equals at least 200% after such borrowing.

(3)	Computed using actual interest income earned for the fiscal year, including amortization of loan fees and original issue discount, divided by the weighted average fair value of debt investments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

This Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

General

We are a specialty finance company that provides customized financing solutions to small- to mid-sized companies. Our ability to invest across a company’s capital structure, from senior secured loans to equity securities, allows us to offer potential portfolio companies a comprehensive suite of financing solutions, including “one-stop” financing. In August 2005, we completed an initial public offering of shares of our common stock for net proceeds (including underwriters’ exercise of their over-allotment) of approximately $106.0 million. On July 27, 2005, we elected to be treated as a business development company under the 1940 Act. We intend to elect to be treated as a RIC under Subchapter M of the Code, effective as of August 1, 2005. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income or gains we distribute (actually or constructively) to our stockholders as dividends.

Since we commenced investment operations in 2003, our business had been conducted through two separate entities, Patriot Capital Funding, Inc. and Wilton Funding, LLC. Patriot Capital Funding, Inc. originated, arranged and serviced the investments made by Wilton Funding, LLC, which invested in debt instruments and warrants of U.S.-based companies. For such services, Patriot Capital Funding, Inc. was entitled to receive placement fees and servicing fees from Wilton Funding, LLC’s portfolio companies and investment origination fees and asset management fees from Wilton Funding, LLC. On July 27, 2005, Wilton Funding, LLC merged with and into Patriot Capital Funding, Inc. and then we effected a stock split. Upon completion of the merger and stock split, we had 3,847,902 shares of common stock outstanding prior to shares issued in our initial public offering. Prior to the completion of the initial public offering, Compass Group Investments, Inc. beneficially owned all of our outstanding shares of stock.

The discussion herein of our financial statements reflect the combined operations of Patriot Capital Funding, Inc. and Wilton Funding, LLC prior to the merger and our consolidated results of our operations thereafter.

Portfolio Composition

Our primary business is lending to and investing in small- to mid-sized businesses through investments in senior secured loans, junior secured loans, subordinated debt investments and equity-based investments, including warrants. The fair value of our portfolio (excluding unearned income of $3.4 million and $2.1 million at December 31, 2005 and 2004, respectively) was $141.4 million and $67.7 million at December 31, 2005 and December 31, 2004, respectively. The increase in the value of our portfolio during each period is primarily attributable to newly-originated investments.

Total portfolio investment activity (excluding unearned income) as of the fiscal year ended December 31, 2005 and December 31, 2004, respectively, was as follows:

	December 31,	December 31,
	2005	2004

Beginning portfolio at fair value	$67,677,751	$29,942,861
Originations/draws/purchases	88,850,000	42,850,000
Originations/warrants received on equity	575,490	92,128
Early pay-offs/sales of investments	(14,572,867)	(5,025,375)
Increase in payment-in-kind interest	1,825,755	694,158
Decrease in fair value of investments	(2,965,175)	(876,021)

Ending portfolio at fair value	$141,390,954	$67,677,751

The level of investment activity for investments funded and principal repayments for our investments can vary substantially from period to period depending on the number and size of investments that we make and many other factors, including the amount of debt and equity capital available to small- to mid-sized companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. As of February 28, 2006, we received non-binding mandates for approximately $46.2 million of investment commitments in three prospective portfolio companies. These proposed investments are subject to the completion of our due diligence and approval process as well as negotiation of definitive agreements with prospective portfolio companies and, as a result, may not result in completed transactions.

As of December 31, 2005 and December 31, 2004, the composition of our portfolio at fair value (excluding unearned income) was as follows:

	December 31, 2005		December 31, 2004
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio

Senior secured revolving line of credit	$250,000	0.2%	$2,000,000	2.9%
Senior secured term loans	62,802,077	44.4	12,960,608	19.2
Junior secured term loans	21,704,625	15.3	16,174,625	23.9
Senior subordinated debt	55,638,952	39.4	36,110,690	53.4
Warrants to purchase common stock	995,300	0.7	431,828	0.6

Totals	$141,390,954	100.0%	$67,677,751	100.0%

For the years ended December 31, 2005 and 2004, the weighted average yield on all of our outstanding debt investments was approximately 13.5% and 12.6%, respectively. Yields are computed using actual interest income earned for the respective year, including amortization of loan fees and original issue discount, divided by the weighted average fair value of debt investments. As of December 31, 2005, $82.5 million of our portfolio investments at fair value (excluding unearned income) were at fixed interest rates, which represented approximately 58.4% of our total portfolio of investments at fair value (excluding unearned income). As of December 31, 2004, $40.1 million of our portfolio investments at fair value (excluding unearned income) were at fixed interest rates, which represented approximately 59.3% of our total portfolio of investments at fair value (excluding unearned income). We generally structure our subordinated debt investments at fixed rates, although many of our senior secured and junior secured loans are, and will be, at variable rates. We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, it may also limit our ability to participate in the benefits of lower rates with respect to the hedged portfolio. At December 31, 2005, we did not hold any derivative financial instruments for hedging purposes.

The composition of our investment portfolio by industry sector, excluding unearned income, as of December 31, 2005 and December 31, 2004 at cost and fair value was as follows:

	December 31, 2005				December 31, 2004
	Cost	%(1)	Fair Value	%(1)	Cost	%(1)	Fair Value	%(1)

Manufacturing	$74,921,696	51.6%	$71,172,168	50.3%	$34,615,503	50.5%	$33,749,782	49.9%
Distribution	3,850,000	2.6	3,850,000	2.7	—	—	—	—
Service	16,901,343	11.6	16,654,743	11.8	17,723,698	25.9	17,723,698	26.2
Consumer/Retail Goods	31,580,928	21.8	31,606,328	22.4	10,226,835	14.9	10,221,835	15.1
Publishing	3,515,015	2.4	3,533,915	2.5	3,931,608	5.7	3,926,308	5.8
Defense	14,463,168	10.0	14,573,800	10.3	2,056,128	3.0	2,056,128	3.0

Total	$145,232,150	100.0%	$141,390,954	100.0%	$68,553,772	100.0%	$67,677,751	100.0%

(1)	Represents percentage of total portfolio.

At December 31, 2005 and December 31, 2004, our two largest investments (as a percentage of commitments) represented approximately 24% and 41%, respectively, of the total investment portfolio. Investment income, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given period can be highly concentrated among several customers. During the year ended December 31, 2005, investment income from three customers accounted for 15.1%,14.8%, and 13.4% of total investment income. During the year ended December 31, 2004, investment income from three customers accounted for 35.5%, 27.7% and 14.0% of total investment income.

At December 31, 2005 and December 31, 2004, all of our equity investments were warrants to acquire equity interests in certain of our portfolio companies. This allows us to participate in the potential appreciation in the value of the portfolio company, while minimizing the amount of upfront cost to us.

Portfolio Asset Quality

We utilize a standard investment rating system for our entire portfolio of debt investments. Investment Rating 1 is used for investments that exceed expectations and/or a capital gain is expected. Investment Rating 2 is used for investments that are generally performing in accordance with expectations. Investment Rating 3 is used for performing investments that require closer monitoring. Investment Rating 4 is used for investments performing below expectations where a higher risk of loss exists. Investment Rating 5 is used for investments performing significantly below expectations where we expect a loss.

The following table shows the distribution of our debt investments on the 1 to 5 investment rating scale at fair value as of December 31, 2005 and December 31, 2004:

	December 31, 2005		December 31, 2004
	Debt		Debt
	Investments at	Percentage of	Investments at	Percentage of
Investment Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio

1	$16,069,312	11.5%	$21,274,306	31.6%
2	102,189,918	72.8	38,911,617	57.9
3	20,136,424	14.3	7,060,000	10.5
4	2,000,000	1.4	—	—
5	—	—	—	—

Totals	$140,395,654	100.0%	$67,245,923	100.0%

During the year ended December 31, 2005, one portfolio investment was moved from Investment Rating 3 to Investment Rating 4 for closer monitoring. At December 31, 2005, the fair value of this investment was $2.0 million (we recorded unrealized depreciation of $3.0 million on this investment during 2005). This investment had accrued payment-in-kind or PIK interest that had accumulated to the point where the fair value of the investment as a whole may not support additional interest accrual. When we have investments with PIK interest, we include the accrued interest in the cost basis of our investment when we compare that cost to the portfolio company’s enterprise value to determine the fair value of our investment. If the enterprise value is not sufficient to cover the cost basis including this accrued interest, we may cease accruing further cash and/or PIK interest. However, we remain contractually entitled to this interest and may collect it upon the sale or recapitalization of the portfolio company. For this investment, we believed it was appropriate to discontinue the accrual of further PIK interest in September 2005. Cash interest received on this investment through December 31, 2005 has been recorded as interest income.

Loans and Debt Securities on Non-Accrual Status

At December 31, 2005, loans and debt securities at fair value not accruing PIK interest for our total investment portfolio was $2.0 million, all of which related to one investment. At December 31, 2005, all cash interest and principal due on this investment was paid on a timely basis. At December 31, 2004, none of our loans or debt securities were on non-accrual status.

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

Comparison of the year ended December 31, 2005 and December 31, 2004

Total Investment Income

Total investment income included interest income on our investments and fee income. Our fee income primarily included loan and arrangement fees.

Total investment income for the years ended December 31, 2005 and December 31, 2004 was $13.4 million and $4.9 million, respectively. For the year ended December 31, 2005, this amount consisted of interest income of $131,000 from cash and cash equivalents, $12.9 million of interest income from portfolio investments (which included $1.8 million in payment-in-kind or PIK interest from 11 of our debt investments) and $414,000 in fee income. For the year ended December 31, 2004, this amount primarily consisted of interest income of $26,000 from cash and cash equivalents, $4.6 million of interest income from portfolio investments (which included $694,000 in PIK interest from eight of our debt investments) and $242,000 in fee income.

The increase in our total investment income for the year ended December 31, 2005 as compared to the year ended December 31, 2004 is primarily attributable to an increase in the weighted average fair value balance outstanding of, and higher yields on, our interest-bearing investment portfolio during the year ended December 31, 2005. During the year ended December 31, 2005, the weighted average fair value balance outstanding of our interest-bearing investment portfolio was approximately $95.4 million as compared to approximately $36.5 million during the year ended December 31, 2004.

Expenses

Expenses included salaries and benefits, consulting fees, professional fees, interest payments, and a prepayment penalty associated with our indebtedness, insurance, and general and administrative expenses.

Expenses for the years ended December 31, 2005 and December 31, 2004 were $11.7 million and $4.3 million, respectively. Expenses increased for the year ended December 31, 2005 as compared to the year ended December 31, 2004 primarily as a result of incurring a $3.4 million prepayment penalty from the payoff of the outstanding balance under our $120.0 million credit agreement, higher interest expense, which increased by $2.0 million, higher employee compensation, which increased by $1.2 million, higher professional fees, which increased by $300,000, and higher general and administrative expenses which increased by $1.0 million, partially offset by a decrease in consulting fees of $445,000. The higher interest expense was attributable to an increase in borrowings outstanding under the $120.0 million credit agreement through August 2, 2005, the date we paid off the outstanding balance under the credit agreement. Such borrowings were used to fund investments. The higher employee compensation was attributable to the increase in the number of our personnel due to increased investment activities and increased bonus accruals primarily due to our entry into employment agreements with certain of our executive officers during the year ended December 31, 2005. We expect to hire additional employees as needed in the future as our investment activities grow. The increased professional fees are a result of higher costs attributable with being a public company. The increase in general and administrative costs is primarily due to increases in insurance costs, portfolio valuation services, directors fees, and investor relations.

We incurred consulting fees in the amount of $555,000 and $1.0 million for the years ended December 31, 2005 and 2004, respectively, payable to two entities affiliated with Compass Group Investments, Inc. These consulting arrangements were terminated on July 27, 2005. See “Managements Discussion and Analysis of Results of Operations — Related Party Transactions.”

Net Change in Unrealized Appreciation or Depreciation on Investments

We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by our board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors pursuant to our valuation policy and a consistently applied valuation process. At December 31, 2005 and 2004, portfolio investments recorded at fair value were approximately 91.6% and 91.1% of our total assets, respectively. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We specifically value each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and/or our equity security has also appreciated in value. Changes in fair value are recorded in the statement of operations as net change in unrealized appreciation or depreciation.

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

We received valuation assistance from our independent valuation firm, Duff  & Phelps, LLC, on our entire investment portfolio at December 31, 2005 and December 31, 2004.

Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio. During the year ended December 31, 2005, we recorded net unrealized depreciation of $3.0 million on our investments, which primarily related to one investment. During 2004, we recorded unrealized depreciation of $876,000 on our investments, of which, $866,000 related to one investment.

Net Loss from Operations

Net loss was $1.2 million for the year ended December 31, 2005 as compared to net loss of $269,000 for the year ended December 31, 2004.

Comparison of the year ended December 31, 2004 and December 31, 2003

Total Investment Income

Total investment income includes interest income on our investments and fee income. Our fee income primarily includes loan and arrangement fees.

Total investment income for the years ended December 31, 2004 and December 31, 2003 was $4.9 million and $259,000, respectively. For the year ended December 31, 2004, this amount consisted of interest income of $26,000 from cash and cash equivalents, $4.6 million of interest income from portfolio investments (which included $694,000 in payment-in-kind or PIK interest from eight of our debt investments) and $242,000 in fee income. For the year ended December 31, 2003, this amount primarily consisted of interest income of $4,300 from cash and cash equivalents, $249,000 of interest income from portfolio investments (which included $33,000 in PIK interest from three of our debt investments) and $5,000 in fee income.

The increase in our total investment income for the year ended December 31, 2004 as compared to the year ended December 31, 2003 is primarily attributable to an increase of $37.7 million at fair value in the balance of our interest-bearing investment portfolio as well as higher yields on our interest-bearing portfolio during the year ended December 31, 2004.

Expenses

Expenses include salaries and benefits, consulting fees, professional fees, interest payments on our outstanding indebtedness, insurance and general and administrative expenses.

Expenses for the years ended December 31, 2004 and December 31, 2003 were $4.3 million and $2.4 million, respectively. Expenses increased for the year ended December 31, 2004 as compared to the year ended December 31, 2003 primarily as a result of higher interest expense, which increased by $1.3 million, and higher employee compensation, which increased by $491,000. The higher interest expense was attributable to an increase of $33.8 million in borrowings outstanding under our $120.0 million credit facility. Such borrowings were used to fund investments during the year ended December 31, 2004. The higher employee compensation was attributable to the increase in the number of our personnel due to increased investment activities and in anticipation of our initial public offering.

We incurred consulting fees in the amount of $1.0 million and $917,000 for the years ended December 31, 2004 and 2003, respectively, to two entities affiliated with Compass Group Investments, Inc. These consulting arrangements were terminated on July 27, 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions.”

Net Unrealized Appreciation (Depreciation) on Investments

Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio. During 2004, we recorded unrealized depreciation of $876,000 on our investments which primarily related to one investment. We did not record any appreciation or depreciation in the fair value of any of our investments during 2003.

Net Loss from Operations

Net loss from operations was $269,000 and $2.1 million for the years ended December 31, 2004 and 2003, respectively.

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents and Restricted Cash

At December 31, 2005 and 2004, we had $2.4 million and $2.5 million, respectively, in cash and cash equivalents. In addition, at December 31, 2005 and 2004, we had $7.8 million and $3.0 million, respectively in restricted cash. At December 31, 2005, the restricted cash balance represented funds held under the terms of our $140.0 million securitization revolving credit facility with an affiliate of Harris Nesbitt Corp (“Securitization Facility”). A portion of these funds, approximately $6.8 million, were released to us on January 12, 2006. At December 31, 2004 the restricted cash consisted of cash held in an investment pre-funding account for the benefit of portfolio companies who had not used our entire lending commitment to them. On August 2, 2005, we paid off the outstanding balance under our $120.0 million credit agreement, and, as a result, we are no longer required to hold restricted cash balances under that credit agreement.

For the year ended December 31, 2005, net cash provided by operating activities totaled $321,000, compared to net cash provided by operating activities of $791,000 for the comparable period. This change was due primarily to an increase in net loss, PIK interest income, and interest receivable, and decreases in management fee payable offset by the increases in unrealized depreciation, and accounts payable and accrued expenses. Cash used for investing activities totaled $74.5 million and $37.8 million for the year ended December 31, 2005 and 2004, respectively. This change was principally due to higher investment origination in 2005, partially offset by an increase of $11.5 million in loan prepayments and amortization. Cash provided by financing activities totaled $74.1 million and $38.3 million in the years ended December 31, 2005 and 2004, respectively. This change was principally due to net proceeds from our initial public offering of $106.0 million, a net decrease of $21.0 million in our borrowings under our $120.0 million credit agreement, which was repaid on August 2, 2005, offset by borrowings under our Securitization Facility, an increase in restricted cash of $4.8 million, and an increase in dividends paid of $5.2 million in the year ended December 31, 2005.

Liquidity and Capital Resources

Historically, our primary sources of capital had been from Compass Group Investments, Inc. which provided us with a $30.1 million equity investment, a $400,000 demand note and a $2.0 million secured revolving line of credit and an unaffiliated lender which provided us with a line of credit under which we had the ability to borrow up to $120.0 million, subject to certain conditions. On August 2, 2005, we completed an initial public offering of 7,190,477 shares of our common stock and on August 15, 2005, the underwriters exercised their option to purchase an additional 1,078,572 shares of common stock. We received net proceeds after underwriters’ commissions, discounts and fees of $106.1 million.

We expect our cash on hand, borrowings under our future debt agreements, including our Securitization Facility, and cash generated from operations, including income earned from investments in our portfolio companies and, to a lesser extent, the temporary investments of cash in U.S. government securities and other high-quality debt investments that mature in one year or less, will be adequate to meet our cash needs at our current level of operations. Our primary use of funds will be investments in portfolio companies. In order to fund new originations, we intend to use cash on hand, advances under our Securitization Facility and equity financings. Our Securitization Facility contains collateral requirements, including, but not limited to, minimum diversity, rating and yield, and limitations on loan size. These limitations may limit our ability to fund certain new originations with advances under the facility, in which case we will seek to fund originations using new debt or equity financings.

In order to satisfy the requirements applicable to RIC’s under Subchapter M of the Internal Revenue Code, beginning on August 1, 2005, we intend to distribute to our stockholders substantially all of our taxable income, (which includes our taxable interest and fee income), except for certain realized net capital gains. Taxable income generally differs from net income (loss) for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as unrealized appreciation or depreciation on our investments is not included in taxable income until realized. Taxable income includes non-cash income, such as PIK interest or the amortization of discounts and fees. Cash collections of income resulting from PIK interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulated Investment Company Status and Dividends.”

In addition, as a business development company, we generally are required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. As of December 31, 2005, this ratio was 696%. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets.

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

Revolving Credit Agreement.  On February 11, 2003, we entered into a $2.0 million revolving credit agreement with an entity affiliated with Compass Group Investments, Inc., which was available for general corporate purposes. On July  12, 2005, we repaid all outstanding borrowings under this revolving credit agreement and terminated the revolving credit agreement in conjunction with such repayment. The interest rate on outstanding borrowings under the credit agreement was 11.0% per annum. The credit agreement had no stated maturity date, but we were required to repay all principal and unpaid accrued interest outstanding under the credit agreement following demand for payment by the lender.

Demand Note.  On February 11, 2003, we entered into a $400,000 note agreement with an entity affiliated with Compass Group Investments, Inc. to provide us with working capital. This note agreement accrued interest at 13.75% per annum. On May 9, 2005, we repaid all outstanding borrowings under this note agreement.

Securitization Revolving Credit Facility.  On July 27, 2005, we, through a consolidated wholly-owned, bankruptcy remote, special purpose subsidiary of ours, entered into a securitization revolving credit facility with an entity affiliated with Harris Nesbitt Corp. The facility allows our special purpose subsidiary to borrow up to $140.0 million through the issuance of notes to a multi-seller commercial paper conduit that is administered by the affiliated entity. The facility is secured by all of the loans held by our special purpose subsidiary. The facility bears interest at the commercial paper rate plus 1.75% and has a term of three years. The Securitization Facility provides for the payment to the lender of a monthly fee equal to 0.25% per annum on the unused amount of the Securitization Facility. We will use the net proceeds of the facility to fund our loan origination activities and for general corporate purposes. Each loan origination under the securitization revolving credit facility will be subject to the satisfaction of certain conditions. We cannot assure you that we will be able to borrow funds under the securitization revolving credit facility at any particular time or at all. As of December 31, 2005, $21.7 million was outstanding under the facility. In addition, during the three months ended December 31, 2005, our average borrowings outstanding under the Securitization Facility was approximately $5.4 million.

Regulated Investment Company Status and Dividends

We intend to elect to be taxed as a RIC under Subchapter M of the Code effective as of August 1, 2005. As long as we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

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

To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. We intend to make distributions to our stockholders on a quarterly basis of substantially all of our annual taxable income (which includes our taxable interest and fee income), except for certain taxable net capital gains. We currently intend to retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders will be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. During 2005 and 2004, we did not realize any capital gains.

To the extent our taxable earnings for a fiscal year fall below the total amount of our dividends for that year, a portion of those dividend distributions may be deemed a tax return of capital to our stockholders.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in our securitization revolving credit facility or future credit facilities. If we do not distribute at least 90% of our investment company taxable income annually, we will pay corporate-level tax on all our taxable income, regardless of the amount of any distributions made to shareholders. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

On September 7, 2005, our board of directors authorized a cash dividend of $0.16 per share, paid on October 31, 2005 to stockholders of record as of the close of business September 30, 2005. Such cash dividend was paid on total shares issued and outstanding on the record date. On November 8, 2005, our board of directors declared a cash dividend of $0.27 per share, paid on December 30, 2005 to stockholders of record as of the close of business November 30, 2005. Such cash dividend is payable on total shares issued and outstanding on the record date. During 2005, we paid $0.43 per share of dividends to our stockholders, which were comprised of $0.31 per share from ordinary income and $0.12 per share from paid-in capital.

Off-Balance Sheet Arrangements

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. We attempt to limit our credit risk by conducting extensive due diligence, negotiating appropriate financial covenants and obtaining collateral where necessary. As of December 31, 2005, we had unused commitments to extend credit to our portfolio companies of $8.8 million, which are not reflected on our balance sheet. At December 31, 2005, we did not hold any derivative financial instruments for hedging purposes.

In connection with our securitization revolving credit facility, our consolidated special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions. We have agreed to guarantee the payment of certain swap breakage costs that may be payable by our special purpose subsidiary in connection with any such interest rate swap agreements or other interest rate hedging transactions.

Contractual Obligations

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2005:

	Payments Due by Period
						More Than
Contractual Obligations	2006	2007	2008	2009	2010	5 Years

Long-term debt obligations (1)	$—	$—	$21,650,000	$—	$—	$—
Capital lease obligations	—	—	—	—	—	—
Operating lease obligations	223,963	231,247	237,261	241,035	247,147	20,769
Purchase obligations	—	—	—	—	—	—
Other long-term liabilities reflected on the balance sheet under GAAP	—	—	—	—	—	—
Unused lending commitments (2)	8,750,000	—	—	—	—	—

Total	$8,973,963	$231,247	$21,887,261	$241,035	$247,147	$20,769

(1)	The term of our Securitization Facility is three years ending in July 2008. The Securitization Facility contains provisions for the payment of an outstanding balance in full upon maturity.

(2)	Represents the unfunded lending commitment in connection with outstanding revolving lines of credit.

Recent Developments

On January 10, 2006, we funded a $9.15 million investment in Sidump’r Trailer Company, a leading manufacturer of proprietary, patented bi-directional side dump trailers, primarily for the road construction, quarry and general construction industries. The investment consisted of a $750,000 revolving credit facility, three senior secured term loans totaling $8.25 million, subordinated debt of $75,000, and preferred stock and common stock totaling $75,000.

On February 24, 2006, we funded a $13.5 million investment in Innovative Concepts in Entertainment Inc., a leading manufacturer, marketer and distributor of coin operated games. The investment consisted of two senior secured term loans totaling $9.6 million and a junior secured term loan totaling $3.9 million.

On February 28, 2006, our Board of Directors declared a cash dividend of $0.29 per share, payable on April 11, 2006 to stockholders of record as of the close of business on March 21, 2006.

Related Party Transactions

In November 2002, we entered into an informal arrangement with The Compass Group International LLC, (“Compass International”), the investment advisor for Compass Group Investments, Inc., under which we occupied space at Compass International’s offices located in Westport, Connecticut in exchange for Compass International’s use of certain of our administrative personnel. Compass Group Investments, Inc. and its affiliates beneficially owned 10.6% of the outstanding shares of our common stock as of December 31, 2005. In October 2005, we entered into a lease agreement for new office space in Westport, Connecticut with an unaffiliated third party. As a result, we terminated our informal arrangement with Compass International on October 1, 2005.

Kilgore Consulting CPM LLC, an entity affiliated with Compass Group Investments, Inc., provided consulting services to us. Pursuant to the consulting agreement, Kilgore Consulting regularly analyzed the viability and performance of certain investments and advised us with respect to the suitability of additional investment opportunities. Under the consulting agreement, we paid Kilgore Consulting an annual fee of $500,000 for such consulting services. Pursuant to the consulting agreement, we elected to defer the payment of such consulting fees until the later of January 1, 2006 or the termination of the agreement. This consulting agreement was terminated on July  27, 2005. We used the net proceeds of our initial public offering to pay all accrued but unpaid consulting fees owed under the consulting agreement at the time of its termination.

Philan LLC, an entity affiliated with Compass Group Investments, Inc., provided consulting services to us. Pursuant to the consulting agreement, Philan LLC analyzed our business and assisted us in developing and planning the implementation of operating and internal growth strategies. Under the consulting agreement, we paid Philan LLC an annual fee of $500,000 for such consulting services. This consulting agreement was terminated on July 27, 2005. We used the net proceeds of our initial public offering to pay all accrued but unpaid consulting fees owed under the consulting agreement at the time of its termination.

On February 11, 2003, we entered into a revolving credit agreement with an entity affiliated with Compass Group Investments, Inc. On July 12, 2005, we repaid all outstanding borrowings under this revolving credit agreement and terminated the revolving credit agreement in conjunction with such repayment.

On February 11, 2003, we also entered into a $400,000 note agreement with an entity affiliated with Compass Group Investments, Inc. On May 9, 2005, we repaid all outstanding borrowings under this note agreement.

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

The fair value of our investments at December 31, 2005 and 2004 was determined by our board of directors. We received valuation assistance from our independent valuation firm, Duff & Phelps, LLC, on our entire investment portfolio at December 31, 2005 and 2004.

Fee Income Recognition

We receive a variety of fees in the ordinary course of our business, including arrangement fees and loan fees. We account for our fee income in accordance with Emerging Issues Task Force Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of a company’s accounting for arrangements containing multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (i.e., there are separate units of accounting). EITF 00-21 states that the total consideration received for the arrangement be allocated to each unit based upon each unit’s relative fair value. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. In determining fair value of various fee income we receive, we will first rely on data compiled through our investment and syndication activities and secondly on independent third party data. The timing of revenue recognition for a given unit of accounting will depend on the nature of the deliverable(s) in that accounting unit (and the corresponding revenue recognition model) and whether the general conditions for revenue recognition have been met. Fee income for which fair value cannot be reasonably ascertained will be recognized using the interest method in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” (“SFAS No. 91”). We have historically recognized fee income in accordance with SFAS No. 91. In addition, the Company capitalizes and offsets direct loan origination costs against the Fees received and only defers and amortizes the net Fee.

Payment-in-Kind or PIK Interest

We include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind or PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term. We will cease accruing PIK if we do not expect the portfolio company to be able to pay all principal and interest due. In certain cases, a portfolio company makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a portfolio company’s loan can increase while the total outstanding amount of the loan to that portfolio company may stay the same or decrease. Accrued PIK interest represented $2.2 million or 1.5% of our portfolio of investments as of December 31, 2005 and $727,000 or 1.0% of our portfolio of investments as of December 31, 2004. The net increases in loan balances as a result of contracted PIK arrangements are separately identified on our statements of cash flows.

PIK related activity for the year ended December 31, 2005 was as follows:

Fiscal Year
Ended
December 31,
2005

Beginning PIK loan balance	$727,087
PIK interest earned during the period	1,825,755
PIK payments during the period	(377,868)

Ending PIK loan balance	$2,174,974

On September 1, 2005, we ceased accruing PIK interest on one investment and the above table does not include $78,000 of PIK interest that would have been earned on such investment for the period from September 1, 2005 to December 31, 2005.

Interest Income Recognition

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. When a loan or debt security becomes 90 days or more past due, or if we otherwise do not expect the debtor to be able to service its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. At December 31, 2005, although none of our loans and debt securities were greater than 90 days past due, loans and debt securities at fair value totaling $2.0 million were not accruing PIK interest. At December 31, 2004, none of our loans or debt securities were greater than 90 days past due or on non-accrual status.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Our business activities contain elements of market risk. We consider interest rates to be our principal market risk. We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income is affected by changes in various interest rates, including LIBOR and prime rates. Approximately 58.4% of our investment portfolio bears interest at fixed rates, with the remainder at floating rates.

Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which would reduce our total investment income. Our interest rates on our borrowings are based on commercial paper rates. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected investment income by approximately $579,000 and interest expense by approximately $217,000. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Currently, we do not engage in hedging activities because we have determined that the cost of hedging the risks associated with interest rate changes outweighs the risk reduction benefit. We monitor this strategy on an ongoing basis and may engage in certain hedging activities in the future as we deem appropriate.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Patriot Capital Funding, Inc.

We have audited the accompanying consolidated balance sheets of Patriot Capital Funding, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations, and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/  GRANT THORNTON LLP

New York, New York
February 13, 2006

PATRIOT CAPITAL FUNDING, INC.

Consolidated Balance Sheets

	December 31,
	2005	2004

ASSETS
Investments at fair value:
Investments in debt securities (cost of $144,154,600 — 2005, $68,051,712 — 2004)	$140,395,654	$67,245,923
Investments in equity securities (cost of $1,077,550 — 2005, $502,060 — 2004)	995,300	431,828
Unearned income	(3,439,295)	(2,073,921)

Total investments	137,951,659	65,603,830
Cash and cash equivalents	2,371,841	2,491,477
Restricted cash	7,806,328	3,000,000
Interest receivable	867,475	615,243
Other assets	1,658,690	328,313

TOTAL ASSETS	$150,655,993	$72,038,863

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Borrowings	$21,650,000	$41,645,458
Notes payable	—	1,000,000
Interest payable	60,334	283,096
Management fee payable	—	916,666
Accounts payable, accrued expenses and other	1,793,294	881,725

TOTAL LIABILITIES	23,503,628	44,726,945

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 49,000,000 shares authorized; 12,136,655 shares issued and outstanding at December 31, 2005; and 3,847,902 shares authorized, issued and outstanding at December 31, 2004	121,367	38,479
Paid-in-capital	136,267,552	30,061,521
Accumulated net investment loss	(5,395,358)	(1,912,061)
Net unrealized depreciation on investments	(3,841,196)	(876,021)

TOTAL STOCKHOLDERS’ EQUITY	127,152,365	27,311,918

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$150,655,993	$72,038,863

NET ASSET VALUE PER COMMON SHARE	$10.48	$7.10

See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2005	2004	2003

INVESTMENT INCOME
Interest income	$13,035,673	$4,616,665	$253,755
Fees	413,669	241,870	5,274

Total Investment Income	13,449,342	4,858,535	259,029

EXPENSES
Salaries and benefits	2,481,761	1,326,576	835,600
Consulting fees	554,796	1,000,000	916,666
Interest	3,517,989	1,489,198	201,331
Professional fees	492,830	192,938	290,822
Prepayment penalty	3,395,335	—	—
General and administrative	1,278,750	243,008	164,032

Total Expenses	11,721,461	4,251,720	2,408,451

Net Investment Income (Loss)	1,727,881	606,815	(2,149,422)
NET INCREASE IN UNREALIZED DEPRECIATION ON INVESTMENTS	(2,965,175)	(876,021)	—

NET LOSS	$(1,237,294)	$(269,206)	$(2,149,422)

Loss per share, basic and diluted	$(0.17)	$(0.07)	$(0.56)

Weighted average shares outstanding, basic and diluted	7,253,632	3,847,902	3,847,902

See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,237,294)	$(269,206)	$(2,149,422)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	192,785	21,343	15,960
Increase in interest receivable	(252,232)	(565,681)	(49,562)
Increase in unrealized depreciation on investments	2,965,175	876,021	—
Payment-in-kind interest	(1,825,755)	(694,158)	(32,929)
Increase in unearned income	789,884	726,763	845,098
Change in interest payable	(222,762)	81,765	201,331
Change in management fee payable	(916,666)	500,000	416,666
Change in other assets	(83,849)	(200,129)	62,600
Change in accounts payable, accrued expenses and other	911,569	313,848	40,141

Net cash provided by (used for) operating activities	320,855	790,566	(650,117)

CASH FLOWS FROM INVESTING ACTIVITIES:
Funded investments	(88,850,000)	(42,850,000)	(29,500,000)
Principal repayments on investments	14,572,867	3,025,375	—
Proceeds from investment sales	—	2,000,000	—
Purchase of furniture and equipment	(235,057)	(15,903)	(7,384)

Net cash used for investing activities	(74,512,190)	(37,840,528)	(29,507,384)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	68,900,000	38,259,092	9,300,000
Repayments on borrowings	(89,895,458)	(5,013,634)	—
Net proceeds from sale of common stock	106,288,919	3,050,000	26,950,000
Decrease (increase) in restricted cash	(4,806,328)	2,000,000	(5,000,000)
Dividends paid	(5,211,178)	—	—
Deferred financing costs	(1,204,256)	—	—

Net cash provided by financing activities	74,071,699	38,295,458	31,250,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(119,636)	1,245,496	1,092,499
CASH AND CASH EQUIVALENTS AT:
Beginning of year	2,491,477	1,245,981	153,482

End of year	$2,371,841	$2,491,477	$1,245,981

Supplemental information:
Interest paid	$3,436,464	$1,407,433	$—

See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.

Consolidated Statements of Stockholders’ Equity

			Accumulated
			Investment	Net Unrealized	Total
	Common	Paid-in	Income	Depreciation	Stockholders’
	Stock	Capital	(Loss)	on Investments	Equity

Balance, December 31, 2002	$38,479	$61,521	$(369,454)	$—	$(269,454)
Capital contributions	—	26,950,000	—	—	26,950,000
Net loss	—	—	(2,149,422)	—	(2,149,422)

Balance, December 31, 2003	38,479	27,011,521	(2,518,876)	—	24,531,124
Capital contributions	—	3,050,000	—	—	3,050,000
Net income (loss)	—	—	606,815	(876,021)	(269,206)

Balance, December 31, 2004	38,479	30,061,521	(1,912,061)	(876,021)	27,311,918
Sale of common stock, net of offering expenses of $9.8 million	82,691	105,963,491	—	—	106,046,182
Shares issued in connection with dividend reinvestment	197	242,540	—	—	242,737
Dividends paid ($0.43 per common share)	—	—	(5,211,178)	—	(5,211,178)
Net income (loss)	—	—	1,727,881	(2,965,175)	(1,237,294)

Balance, December 31, 2005	$121,367	$136,267,552	$(5,395,358)	$(3,841,196)	$127,152,365

See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.
Consolidated Schedule of Investments
December 31, 2005

Company(1)	Industry	Investment	Principal	Cost	Fair Value(3)

Agent Media Corporation	Publisher of insurance industry periodicals	Senior Secured Term Loan A (11.8%, Due 9/08)	$1,375,000	$1,375,000	$1,375,000
		Senior Secured Term Loan B (2) (16.0%, Due 9/09)	2,109,015	2,109,015	2,109,015
		Common Stock Warrants, Less than 5% of Co.(4)		31,000	49,900

Allied Defense Group, Inc.	Diversified defense company	Senior Secured Term Loan (11.5%, Due 11/10)	14,000,000	14,000,000	14,000,000
		Common Stock Warrants, Less than 5% of Co.(4)		463,168	573,800

Borga, Inc.	Manufacturer of pre-fabricated metal building systems	Senior Secured Term Loan A (7.7%, Due 3/09)	2,046,000	2,046,000	2,046,000
		Senior Secured Term Loan B (10.7%, Due 5/10)	1,835,250	1,835,250	1,835,250
		Senior Secured Term Loan C (2) (16.0%, Due 5/10)	7,188,062	7,188,062	7,188,062
		Common Stock Warrants, Less than 5% of Co.(4)		20,250	89,600

Copperhead Chemical Company, Inc.	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt (2) (15.3%, Due 11/10)	4,668,608	4,668,608	4,668,608

Dover Saddlery, Inc.	Equestrian products catalog retailer	Senior Subordinated Debt (2) (11.5%, Due 9/09)	3,000,000	3,000,000	3,000,000
		Common Stock Warrants, Less than 5% of Co.(4)		148,200	178,600

Eight O’Clock Coffee	Leading manufacturer, distributor, and marketer of coffee	Junior Secured Term Loan (11.4%, Due 11/12)	6,500,000	6,500,000	6,500,000

Encore Legal Solutions, Inc.	Legal document management services	Junior Secured Term Loan A (9.8%, Due 12/08)	4,660,000	4,660,000	4,660,000
		Junior Secured Term Loan B (8.3%, Due 12/09)	6,944,625	6,944,625	6,944,625
		Senior Subordinated Debt (2) (15.0%, Due 5/10)	4,946,718	4,946,718	4,946,718
		Common Stock Warrants, Less than 5% of Co.(4)		350,000	103,400

Fairchild Industrial Products, Co.	Manufacturer of industrial controls and power transmission products	Senior Secured Term Loan A (8.0%, Due 7/10)	9,670,000	9,670,000	9,670,000
		Senior Secured Term Loan B (10.0%, Due 7/11)	2,818,750	2,818,750	2,818,750
		Senior Subordinated Debt (15.5%, Due 7/11)	5,355,000	5,355,000	5,355,000

Interstate Highway Sign Corporation	Manufacturer of highway and	Senior Secured Term Loan (10.5%, Due 12/09)	1,360,000	1,360,000	1,360,000
	roadway signs	Senior Subordinated Debt (2) (18.0%, Due 12/09)	5,837,409	5,758,946	2,000,000
		Common Stock Warrants, Less than 5% of Co.(4)		59,932	—

Keltner Enterprises, LLC (5)	Manufacturer of automotive oils, chemicals and parts	Senior Subordinated Debt (2) (14.0%, Due 12/11)	3,850,000	3,850,000	3,850,000

L.A. Spas, Inc.	Manufacturer of above ground spas	Senior Subordinated Debt (2) (15.5%, Due 1/10)	6,776,424	6,776,424	6,776,424
		Common Stock Warrants, Less than 5% of Co.(4)		5,000	—

Prince Mineral Company, Inc.	Manufacturer of pigments	Junior Secured Term Loan (11.0%, Due 3/11)	3,600,000	3,600,000	3,600,000
		Senior Subordinated Debt (2) (17.0%, Due 9/11)	10,228,579	10,228,579	10,228,579

Company(1)	Industry	Investment	Principal	Cost	Fair Value(3)

Quartermaster, Inc.	Retailer of uniforms and tactical equipment to law enforcement	Revolving Line of Credit (9.5%, Due 12/10)	250,000	250,000	250,000
	and security professionals	Senior Secured Term Loan A (9.2%, Due 12/10)	6,000,000	6,000,000	6,000,000
		Senior Secured Term Loan B (10.4%, Due 12/10)	2,600,000	2,600,000	2,600,000
		Senior Secured Term Loan C (2) (15.0%, Due 12/11)	3,104,133	3,104,133	3,104,133

Robert Rothschild Farm, Inc.	Manufacturer of specialty food products	Senior Secured Term Loan B (8.5%, Due 7/10)	5,000,000	5,000,000	5,000,000
		Senior Subordinated Debt (2) (16.3%, Due 1/12)	4,697,171	4,697,171	4,697,171

R-O-M Corporation	Manufacturer of doors, ramps and bulk	Senior Secured Term Loan A (8.8%, Due 12/09)	3,400,000	3,400,000	3,400,000
	heads for fire trucks and food transportation	Senior Secured Term Loan B (9.8%, Due 12/10)	3,400,000	3,400,000	3,400,000
		Senior Subordinated Debt (2) (16.0%, Due 12/10)	7,012,319	7,012,319	7,012,319

Total Investments				145,232,150	141,390,954
Unearned Income				(3,439,295)	(3,439,295)

Total Investments Net of Unearned Income				$141,792,855	$137,951,659

(1)	The Company does not “control,” and is not an “affiliate” of, any of our portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company would “control” a portfolio company if the Company owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if the Company owned 5% or more of its voting securities.

(2)	Principal amount includes payment-in-kind (PIK) interest. Refer to Note 2, “Summary of Significant Accounting Policies”.

(3)	Fair value is determined in good faith by the Company’s board of directors.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.

See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.
Consolidated Schedule of Investments
December 31, 2004

Company(1)	Industry	Investment	Principal	Cost	Fair Value(3)

Agent Media Corporation	Publisher of insurance industry periodicals	Senior Secured Term Loan A (9.8%, Due 9/08)	$1,875,000	$1,875,000	$1,875,000
		Senior Secured Term Loan B(2) (16.0%, Due 9/09)
			2,025,608	2,025,608	2,025,608
		Common Stock Warrants, Less than 5% of Co.(4)
				31,000	25,700

Allied Defense Group, Inc.	Diversified defense company	Senior Secured Acquisition Line of Credit (11.5%, Due 11/10)	2,000,000	2,000,000	2,000,000
		Common Stock Warrants, Less than 5% of Co.(4)
				56,128	56,128

Copperhead Chemical Company, Inc.	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt(2) (15.3%, Due 11/10)	4,517,482	4,517,482	4,517,482

Dover Saddlery, Inc.	Equestrian products catalog retailer	Senior Subordinated Debt(2) (17.3%, Due 3/07)	3,681,328	3,681,328	3,681,328

Encore Legal Solutions, Inc.	Legal document management services	Junior Secured Term Loan A (7.4%, Due 12/08)	5,560,000	5,560,000	5,560,000
		Junior Secured Term Loan B (8.3%, Due 12/09)
			7,014,625	7,014,625	7,014,625
		Senior Subordinated Debt(2) (15.0%, Due 5/10)
			4,799,073	4,799,073	4,799,073
		Common Stock Warrants, Less than 5% of Co.(4)
				350,000	350,000

Interstate Highway Sign Corporation	Manufacturer of highway and roadway signs	Senior Secured Term Loan (7.4%, Due 12/09)	2,260,000	2,260,000	2,260,000
		Senior Subordinated Debt(2) (16.0%, Due 12/09)
			5,605,789	5,605,789	4,800,000
		Common Stock Warrants, Less than 5% of Co.(4)
				59,932	—

L.A. Spas, Inc.	Manufacturer of above ground spas	Senior Subordinated Debt(2) (15.5%, Due 1/10)	6,540,507	6,540,507	6,540,507
		Common Stock Warrants, Less than 5% of Co.(4)
				5,000	—

Prince Mineral Company, Inc.	Manufacturer of pigments	Junior Secured Term Loan (10.3%, Due 9/10)	3,600,000	3,600,000	3,600,000
		Senior Subordinated Debt(2) (17.0%, Due 5/11)
			4,965,500	4,965,500	4,965,500

R-O-M Corporation	Manufacturer of doors, ramps and	Senior Secured Term Loan A (7.5%, Due 12/09)	3,400,000	3,400,000	3,400,000
	Bulk heads for fire trucks and food	Senior Secured Term Loan B (8.5%, Due 12/10)	3,400,000	3,400,000	3,400,000
	transportation	Senior Subordinated Debt(2) (16.0%, Due 12/10)
			6,806,800	6,806,800	6,806,800

Total Investments				68,553,772	67,677,751
Unearned Income				(2,073,921)	(2,073,921)

Total Investments Net of Unearned Income				$66,479,851	$65,603,830

(1)	The Company does not “control,” and is not an “Affiliate” of, any of our portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company would “control” a portfolio company if the Company owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if the Company owned 5% or more of its voting securities.

(2)	Amount includes payment-in-kind (PIK) interest. Refer to Note 2, “Summary of Significant Accounting Policies”.

(3)	Fair value is determined in good faith by the Company’s board of directors.

(4)	Non-income producing.

See Notes to Consolidated Financial Statements

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements

Note 1.	Organization

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

Prior to July 27, 2005, the Company had originated, arranged and serviced the investments made by Wilton Funding, LLC (“Wilton”), which had invested in debt instruments and warrants of U.S.-based companies. On July 27, 2005, Wilton merged with and into the Company and then the Company effected a stock split. Also, on July 27, 2005, the Company elected to be treated as a business development company under the Investment Company Act of 1940, as amended. On August 2, 2005, the Company completed an initial public offering of shares of its common stock. The Company will elect to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”), effective August 1, 2005.

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements reflect the adjustments resulting from the July 27, 2005 stock split for all periods presented. Upon completion of the merger and stock split, the Company had 3,847,902 shares of common stock outstanding prior to shares issued in the initial public offering. Accordingly, capital stock and paid-in capital has been adjusted to reflect the merger and stock split for all periods presented. Prior to the completion of the initial public offering, Compass Group Investments, Inc. (“Compass”) beneficially owned all of the outstanding stock of the Company.

Moreover, as both the Company and Wilton were under common ownership and control, the merger was accounted like a pooling of interests whereby the net assets of Wilton were recorded at their carrying amounts and the accompanying financial statements are presented by combining the assets, liabilities and operations of Wilton and the Company prior to the merger, with all significant intercompany balances and transactions eliminated.

Since the merger, the accompanying financial statements reflect the consolidated accounts of the Company, including its special purpose financing subsidiary, Patriot Capital Funding LLC I, with all significant intercompany balances eliminated. The financial results of the Company’s portfolio investments are not consolidated in the Company’s financial statements.

Use of Estimates

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America that require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value.

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

Restricted Cash

Restricted cash at December 31, 2005, consisted of cash held in operating and money market accounts, pursuant to the Company’s agreement with its lender. At December 31, 2004, restricted cash consisted of cash held in an investment pre-funding account, pursuant to the Company’s agreement with its then lender, for the benefit of portfolio companies who had not utilized their entire line of credit commitment from the Company (see Note 4).

Concentration of Credit Risk

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Investment Valuation

Investments are recorded at fair value with changes in value reflected in operations in unrealized appreciation (depreciation) of investments. The Company’s process for determining the fair value of the investments begins with determining the enterprise value of the portfolio company. There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which the Company derives a single estimate of enterprise value.

To determine the enterprise value of a portfolio company, the Company analyzes the historical and projected financial results. The Company generally requires portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically in the private equity business, companies are bought and sold based on multiples of EBITDA, cash flow, net income, revenues, or in limited instances, book value. The private equity industry uses financial measures such as EBITDA in order to assess a portfolio company’s financial performance and to value a portfolio company. When using EBITDA to determine enterprise value, the Company may adjust EBITDA for non-recurring items. Such adjustments are intended to normalize EBITDA to reflect the portfolio company’s earnings power. Adjustments to EBITDA may include compensation to previous owners, acquisition, recapitalization, or restructuring related items or one-time non-recurring income or expense items.

In determining a multiple to use for valuation purposes, the Company looks to private merger and acquisition statistics, discounted public trading multiples or industry practices. In estimating a reasonable multiple, the Company considers not only the fact that our portfolio company may be a private company relative to a peer group of public comparables, but the Company also considers the size and scope of its portfolio companies and its specific strengths and weaknesses. In some cases, the best valuation methodology may be a discounted cash flow analysis based on future projections. If a portfolio company is distressed, a liquidation analysis may provide the best indication of enterprise value.

If there is adequate enterprise value to support the repayment of the debt, the fair value of the loan or debt security normally corresponds to cost plus amortized original issue discount unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidation events. The determined fair values of equity securities are generally discounted to account for restrictions on resale and minority ownership positions.

The Company’s board of directors determined the fair value of the investments at December 31, 2005 and December 31, 2004. The Company received valuation assistance from an independent valuation firm, Duff & Phelps, LLC, on the entire investment portfolio at December 31, 2005 and 2004.

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets up to five years and over the shorter of the economic life or the term of the lease for leasehold improvements.

Debt Issuance Costs

Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts are amortized into the statement of operations ratably over the contractual term of the borrowing. At December 31, 2005 and 2004, unamortized debt issuance costs were $1,039,550 and $111,917 and included in other assets in the accompanying balance sheets. Amortization expense was $173,923, $15,800 and $14,483 for the years ended 2005, 2004 and 2003, respectively.

Interest Income Recognition

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. When a loan becomes 90 days or more past due, or if the Company otherwise does not expect the debtor to be able to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company remains contractually entitled to this interest and may collect it upon the sale or recapitalization of the portfolio company. During the year ended December 31, 2005, the Company received and recorded cash interest on one investment for which the investment has been placed on non-accrual status for PIK purposes. Investment origination fees are deferred and amortized as adjustments to the related yield over the contractual life of the investment. Unearned income was $3,439,295 and $2,073,921 as of December 31, 2005 and 2004, respectively.

In certain investment arrangements, the Company may also receive warrants or other equity interests in connection with a debt investment. The Company records financial instruments received at estimated fair value as determined by the Board of Directors. Fair values are determined using various valuation models which estimate the underlying value of the associated entity. These models are then applied to the Company’s ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in the fair value of these financial instruments are recorded through our statement of operations in unrealized appreciation (depreciation) on investments. Any warrants and other equity interests that the Company receives in connection with its debt investments will generally be valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments, and the warrants and other equity interests will be allocated to the warrants and other equity interests that the Company receives. This will generally result in a “discount” on the debt investment, which the Company must recognize as interest income. The resulting “discount,” if any, on the debt investment is accreted into interest income over the term of the investment. At the time the investment is made, any associated warrants or other equity instruments are recorded based upon fair value of the purchase price allocation, if any, as set forth in the investment agreement together with a corresponding discount. The resulting discount, if any, on the investment from recordation of warrant or other equity instruments is accreted into interest income over the term of the investment.

Fee Income Recognition

The Company receives a variety of fees in the ordinary course of conducting its business, including Advisory Fees, Loan Fees, Arrangement Fees, Amendment Fees, Unused Fees, Draw Fees, Annual Administrative Fees, Anniversary Fees, and Prepayment Fees (collectively the “Fees”). In a limited number of cases, the Company may also receive a non-refundable deposit earned upon the termination of a transaction. The Company recognizes Fees, which qualify as loan origination fees, in accordance with the Statement of

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

Financial Accounting Standards No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” (“SFAS 91”). SFAS 91 requires that the Company recognize loan origination fees using the interest method. In addition, the Company capitalizes and offsets direct loan origination costs against the Fees received and only defers and amortizes the net Fee. During the year ended December 31, 2005, the Company capitalized $203,043 of direct loan origination costs of which $101,546 were offset against fees received of $351,750. At December 31, 2005, the remaining balance of capitalized costs totaled $101,497, which relates to loan originations in process. The Company did not incur any direct loan origination costs prior to 2005.

The Company accounts for its other Fees in accordance with the Emerging Issues Task Force Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses revenue arrangements with multiple deliverables and states that the total consideration received for the arrangement be allocated to each unit based upon each unit’s relative fair value. In determining the fair value of various Fees it receives, the Company will first rely on data compiled through its investment and syndication activities and secondly on independent third party data. Fees for which fair value cannot be reasonably ascertained, will be recognized using the interest method over the anticipated life of the related investment.

During the years ended December 31, 2005 and 2004, the Company recognized $413,669 and $241,870, respectively, of fee income other than loan origination fees. During the year ended December 31, 2003, the Company recognized $5,274 of fee income consisting of annual administrative fees and unused fees.

Unearned income activity for the years ended December 31, 2005 and 2004 was as follows:

	2005	2004

Beginning unearned income balance	$2,073,921	$1,255,030
Fees received	1,497,541	1,175,483
Warrants received	575,490	92,128
Unearned income recognized	(707,657)	(448,720)

Ending unearned income balance	$3,439,295	$2,073,921

Payment in Kind Interest

The Company has investments in debt securities in its portfolio which contain a payment in kind (“PIK”) interest provision. PIK interest, computed at the contractual rate specified in each investment agreement, is added to the principal balance of the investment and recorded as income. For the years ended December 31, 2005, 2004 and 2003, the Company recorded PIK income of $1,825,755, $694,158 and $32,929, respectively.

PIK related activity for the years ended December 31, 2005 and 2004 was as follows:

	2005	2004

Beginning of period PIK loan balance	$727,087	$32,929
PIK interest earned during the year	1,825,755	694,158
Payments received during the year	(377,868)	—

Ending PIK loan balance	$2,174,974	$727,087

To qualify for the federal income tax benefits applicable to RIC’s (see Accounting Policy Note on Federal Income Taxes), this non-cash source of income is included in the income that must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash relating to such income.

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Investments

Realized gain or loss is recorded at the disposition of an investment and is the difference between the net proceeds from the sale and the cost basis of the investment using the specific identification method. Unrealized appreciation or depreciation reflects the difference between the valuation of the investments and the cost basis of the investments.

Stock Options

During 2005, the Company established a stock option plan (the “Plan”) and reserved 1,341,748 shares of common stock for issuance under the Plan. On August 2, 2005, concurrent with the completion of the Company’s initial public offering, options to purchase a total of 1,301,496 shares of common stock were granted to the Company’s executive officers with an exercise price of $14.00 per share (the public offering price of the common stock). Such options vest equally over three years from the date of grant and have a ten-year exercise period. As of December 31, 2005, 1,301,496 options were outstanding, none of which were exercisable. The options have a remaining contractual life of 9 years and 7 months.

The Company accounts for the Plan and related grants thereunder using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost is reflected in net income (loss), as all of the options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to the stock-based employee awards.

The pro forma net loss and basic and diluted loss per share for the year ended December 31, 2005 would have been as follows:

For the Year Ended
December 31, 2005

Net loss, as reported	$(1,237,294)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	162,687

Pro forma net loss	$(1,399,981)

Loss per share, as reported — basic and diluted	$(0.17)

Loss per share, pro forma — basic and diluted	$(0.19)

The pro forma compensation expense presented above were determined using the fair values of options granted under the Plan. The fair value of grants was estimated using the Black-Scholes option-pricing model with the following assumptions: annual dividend rate of 8%, risk free interest rate of 4.34%, expected volatility of 21%, and the expected life of the options of 10 years. As a result of the Company’s recent initial public offering, the Company does not have a history of option exercises or forfeitures and, accordingly applied a 10 year expected option life, equal to the life of the grants, in the option pricing model. Assumptions used on future grants may change as the Company’s actual experience may be different. See recent accounting pronouncements below.

Management Fees

Prior to the Company’s initial public offering, consulting fees were paid to two related parties which provided financial and management consulting services. At December 31, 2004, the Company owed $916,666

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

in consulting fees. These consulting arrangements were terminated on July 27, 2005 and any unpaid amounts were paid using the proceeds of the initial public offering.

Federal Income Taxes

Effective as of August 1, 2005, the Company intends to elect to be treated as a RIC under the Code. In connection with that intent, the Company adopted a tax year ending July 31. As a result of the election, the Company’s policy is to comply with the requirements of the Code that are applicable to RICs and to distribute substantially all of its taxable income to its stockholders. Therefore, no federal income tax provision has been provided.

Dividends

Distributions to stockholders are recorded on the declaration date. The Company is required to pay out to its shareholders at least 90% of its net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses for each taxable year in order to be eligible for the tax benefits allowed to a RIC under Subchapter M of the Code. It is the policy of the Company to pay out as a dividend all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. Based on that, a dividend is declared and paid each quarter. At its year-end the Company may pay a bonus dividend, in addition to the quarterly dividends, to ensure that it has paid out at least 90% of its net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses for the year.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period for the Company after December 31, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the first quarter of 2006 and expense unvested options at January 1, 2006 and newly granted options subsequent thereto. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments in the future.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principles and also applies to changes required by accounting pronouncements in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of issuance. The Company does not expect this pronouncement to have a material impact on the Company’s financial position or income from operations.

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 3.	Investments

At December 31, 2005 and December 31, 2004, investments consisted of the following:

	December 31, 2005		December 31, 2004
	Cost	Fair Value	Cost	Fair Value

Commercial loans	$144,154,600	$140,395,654	$68,051,712	$67,245,923
Investments in equity securities	1,077,550	995,300	502,060	431,828

Subtotal	145,232,150	141,390,954	68,553,772	67,677,751
Unearned income	(3,439,295)	(3,439,295)	(2,073,921)	(2,073,921)

Total	$141,792,855	$137,951,659	$66,479,851	$65,603,830

The Company is a specialty finance company that provides customized financing solutions to small- to mid-sized companies that operate in diverse industry sectors. The Company makes investments in senior secured loans, junior secured loans, subordinated debt and equity-based investments, including warrants. At December 31, 2005 and December 31, 2004, $82.5 million and $40.1 million, respectively, of the Company’s portfolio investments at fair value were at fixed rates, which represented approximately 58% and 59%, respectively, of the Company’s total portfolio of investments at fair value. The Company generally structures its subordinated debt at fixed rates, although many of its senior secured and junior secured loans are, and will be, at variable rates determined on the basis of a benchmark LIBOR or prime rate. The Company’s loans generally have stated maturities ranging from 4 to 7.5 years.

At December 31, 2005 and December 31, 2004, approximately 28% and 30%, respectively, of the Company’s loans had warrants designed to provide the Company with an opportunity for an enhanced internal rate of return. These equity-like instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains. During the year ended December 31, 2005 and 2004, the Company did not realize any gains or losses on its investment portfolio, although it did recognize unrealized losses.

The composition of the Company’s investments as of December 31, 2005 and December 31, 2004 at cost and fair value was as follows, excluding unearned income:

	December 31, 2005				December 31, 2004
	Cost	%(1)	Fair Value	%(1)	Cost	%(1)	Fair Value	%(1)

Senior Secured Debt	$63,052,077	43.4%	$63,052,077	44.6%	$14,960,608	21.8%	$14,960,608	22.1%
Junior Secured Debt	21,704,625	15.0	21,704,625	15.3	16,174,625	23.6	16,174,625	23.9
Subordinated Debt	59,397,898	40.9	55,638,952	39.4	36,916,479	53.9	36,110,690	53.4
Warrants to Acquire Equity	1,077,550	0.7	995,300	0.7	502,060	0.7	431,828	0.6

Total	$145,232,150	100%	$141,390,954	100%	$68,553,772	100.0%	$67,677,751	100.0%

(1)	Represents percentage of total portfolio.

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

The composition of the Company’s investment portfolio by industry sector, excluding unearned income, as of December 31, 2005 and December 31, 2004 at cost and fair value was as follows:

	December 31, 2005				December 31, 2004
	Cost	%(1)	Fair Value	%(1)	Cost	%(1)	Fair Value	%(1)

Manufacturing	$74,921,696	51.6%	$71,172,168	50.3%	$34,615,503	50.5%	$33,749,782	49.9%
Distribution	3,850,000	2.6	3,850,000	2.7	—	—	—	—
Service	16,901,343	11.6	16,654,743	11.8	17,723,698	25.9	17,723,698	26.2
Consumer/ Retail Goods	31,580,928	21.8	31,606,328	22.4	10,226,835	14.9	10,221,835	15.1
Publishing	3,515,015	2.4	3,533,915	2.5	3,931,608	5.7	3,926,308	5.8
Defense	14,463,168	10.0	14,573,800	10.3	2,056,128	3.0	2,056,128	3.0

Total	$145,232,150	100.0%	$141,390,954	100.0%	$68,553,772	100.0%	$67,677,751	100.0%

(1)	Represents percentage of total portfolio.

Note 4.	Borrowings

In February 2003, Wilton entered into a $120.0 million line of credit with a lender (“Financing Agreement”) which had an original draw period through February 11, 2005, and had an original maturity date of February 11, 2012. The Financing Agreement also had an option to extend both the draw period and maturity date by one year. Wilton exercised its right to extend both the draw period and maturity date. Effective June 10, 2004, the Financing Agreement was amended to reduce the interest rate on outstanding borrowings from a fixed rate of 11.75% per annum to a fixed rate of 10.0% per annum. The Financing Agreement contained customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting, minimum required equity and minimum performance benchmarks. The Financing Agreement also contained customary events of default with customary cure and notice, including, without limitation, breach of covenants, cross-default to other indebtedness, bankruptcy, change of control, change of management and material adverse change. Additionally, all draws were at the discretion of the lender. Under the terms of the amended Financing Agreement, if the Company elected to pre-pay its outstanding obligation a prepayment penalty would be imposed. On August 2, 2005, the Company used the proceeds from its initial public offering to pay all of its outstanding obligations under the Financing Agreement, including a prepayment penalty of $3.4 million.

On August 2, 2005, the Company, through a consolidated wholly-owned bankruptcy remote, special purpose subsidiary, entered into a securitization revolving credit facility (the “Securitization Facility”), with an entity affiliated with Harris Nesbitt Corp. The Securitization Facility allows the Company to borrow up to $140.0 million through the issuance of notes to a multi-seller commercial paper conduit administered by the Harris Nesbitt affiliated entity. The Securitization Facility is secured by all of the loans held by the special purpose subsidiary. The Securitization Facility bears interest at the commercial paper rate plus 1.75% and has a term of three years due July 2008, and contains a provision for the payment of an outstanding balance in full upon maturity. The Securitization Facility provides for the payment to the lender of a monthly fee equal to 0.25% per annum on the unused amount of the Securitization Facility. The Company can use the proceeds of the Securitization Facility to fund loan origination activities and for general corporate purposes. At December 31, 2005, the interest rate was 6.2%. The Securitization Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and maximum yields on funded loans. The Securitization Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Securitization Facility. In connection with the origination of the Securitization Facility, the Company incurred $1.2 million of fees which are being amortized over the term of the facility. As

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

of December 31, 2005, the Company had $21.7 million of borrowings outstanding under the Securitization Facility.

Note 5.	Employee Benefit Plan

The Company adopted a 401(k) plan (“Plan”) effective January 1, 2003. The Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum. Employees are eligible to participate in the Plan upon completion of one year of service. On an annual basis, the Company makes a contribution equal to 4% (1% of which is discretionary) to each eligible employee’s account, up to the Internal Revenue Service annual maximum. For the years ended December 31, 2005, 2004 and 2003, the Company recorded $41,590, $18,680 and $12,708, respectively, for employer contributions to the Plan.

Note 6.	Common Stock Transactions

On July 27, 2005, Wilton merged with and into the Company and the Company then effected a 9,081.7-for-1 stock split of its common stock. Prior to the consummation of the merger and stock split, Patriot Partners, L.P. owned 200 shares of common stock of the Company and Wilton Funding Holdings, LLC owned 223.7 equity interests in Wilton. Compass was deemed to be the beneficial owner of the shares of common stock and equity interests owned by Patriot Partners, L.P. and Wilton Funding Holdings, LLC, respectively. As a result of the stock split, the Company had 3,847,902 shares of common stock outstanding immediately prior to the completion of its initial public offering. All periods have been retroactively adjusted to reflect the merger and the stock split.

On August 2, 2005, the Company closed its initial public offering of 7,190,477 shares of common stock and received gross proceeds of $100.7 million less underwriters’ commissions, discounts and fees of $8.6 million. In addition, on August 15, 2005, the underwriters exercised their option to purchase an additional 1,078,572 shares of common stock and the Company received gross proceeds of $15.1 million less underwriters’ commissions, discounts and fees of $1.1 million. Also, as part of the initial public offering, Compass sold 2,464,285 shares of common stock of the Company, which resulted in them beneficially owning 10.6% of the outstanding shares of common stock of the Company immediately after the completion of such offering. In addition, during 2005, the Company established a dividend reinvestment plan, and issued 19,704 shares in connection with dividends paid as disclosed below (See Note 14, Subsequent Events).

On September 7, 2005, the Board of Directors authorized a cash dividend of $0.16 per share, payable on October 31, 2005 to stockholders of record as of the close of business on September 30, 2005. Such cash dividend was paid on the total shares issued and outstanding on the record date.

On November 8, 2005, the Board of Directors declared a cash dividend of $0.27 per share, payable on December 30, 2005 to stockholders of record as of the close of business on November 30, 2005. Such cash dividend was paid on the total shares issued and outstanding on the record date.

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 7.	Per Share Data

The following table sets forth the computation of basic and diluted loss per common share for the years ended December 31, 2005 and 2004. No effect was given to outstanding stock options (1,341,748 at December 31, 2005) in the computation of diluted loss per share as the effect would be anti-dilutive.

	Year Ended December 31,
	2005	2004	2003

Net loss	$(1,237,294)	$(269,206)	$(2,149,422)
Weighted average common shares outstanding, basic and diluted	7,253,632	3,847,902	3,847,902
Loss per common share, basic and diluted	$(0.17)	$(0.07)	$(0.56)

Note 8.	Commitments and Contingencies

The balance of unused commitments to extend credit was $8.8 million and $19.0 million at December 31, 2005 and December 31, 2004, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as investment draws, revolving credit arrangements or similar transactions. Commitments generally have fixed expiration dates or other termination clauses and generally require payment of a fee by the counterparty. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

In connection with borrowings under the Securitization Facility, the Company’s special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions. The Company has agreed to guarantee the payment of certain swap breakage costs that may be payable by the Company’s special purpose subsidiary in connection with any such interest rate swap agreements or other interest rate hedging transactions (see Note 4. Borrowings). At December 31, 2005, the Company’s special purpose subsidiary had not entered into any interest rate agreements or other interest rate hedging transactions under the Securitization Facility.

The Company leases it’s corporate offices and certain equipment under operating leases with terms expiring in 2011. Future minimum lease payments due under operating leases at December 31, 2005 are as follows: $224,000 — 2006, $231,200 — 2007, $237,300 — 2008, $241,100 — 2009, $247,100 — 2010, $20,800 thereafter. Rent expense was approximately $55,600 for the year ended December 31, 2005. At December 31, 2005, the Company had an outstanding letter of credit in the amount of $37,926 as security deposit for the lease of the Company’s corporate offices.

Note 9.	Concentrations of Credit Risk

The Company’s customers are primarily small- to mid-sized companies in a variety of industries.

At December 31, 2005 and December 31, 2004, the Company’s two largest investments (as a percentage of commitments) represented approximately 24% and 41%, respectively, of the total investment portfolio. Investment income, consisting of interest, fees, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given year can be highly concentrated among several customers. During the year ended December 31, 2005, investment income from three customers accounted for 15.1%, 14.8%, and 13.4%; and for the year ended December 31, 2004, investment income from three customers accounted for 35.5%, 27.7%, and 14.0%; and for the year ended December 31, 2003, investment income from three customers accounted for 64.4%, 19.5%, and 14.4%.

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 10.	Related Party Transactions

On February 11, 2003, the Company entered into a $2.0 million revolving credit agreement and a $400,000 demand note agreement with Patriot Partners, L.P., an affiliate of Compass. At December 31, 2004, the Company owed $1.0 million to Patriot Partners, L.P., under the aforementioned agreements. The revolving credit agreement and the demand note had no stated maturity. On May 9, 2005, the Company repaid all outstanding borrowings under the demand note. On July  12, 2005, the Company repaid all outstanding borrowings under the revolving credit agreement.

The Company paid consulting fees of approximately $555,000, $1.0 million and $917,000 for the years 2005, 2004 and 2003, respectively to Kilgore Consulting CPM LLC and Philan LLC, entities affiliated with Compass, until July 27, 2005, at which time such consulting agreements were terminated.

Note 11.	Income Taxes

Because Wilton was an LLC, it was disregarded as a separate entity for federal, state and local income tax purposes. As a result, all items of income, expense, gain and loss were passed through and generally reportable on the tax returns of Wilton’s sole member. As a Subchapter C Corporation, under the Internal Revenue Code the Company accounted for its income taxes following the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under such method, deferred tax assets and liabilities are recognized for future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

During the year ended December 31, 2004, the Company recorded a loss from operations. As a result, the Company paid no federal or state income taxes during the year ended December 31, 2004. At December 31, 2005, the Company had a federal net operating loss carryforward (“NOL”) of approximately $70,000, expiring on December 31, 2021. The NOL may also have been available for state tax purposes, but in a lesser amount and for a shorter period of time. At December 31, 2005, there were no deferred tax assets due to the Company’s intention to elect RIC status.

The Company intends to elect to be treated as a RIC under the Code, which election will be effective as of August 1, 2005, accordingly the Company’s tax year ends on July 31. As a result, the Company’s policy is to comply with the requirements of the Code that are applicable to RICs and to distribute substantially all of its taxable income to its stockholders. Therefore, no federal income tax provision is required. As a RIC, the Company may be unable to use NOL carryforward to offset taxable income or gains, but should be able to use the carryforward to offset built-in asset gains existing as of August 1, 2005 and realized prior to July 31, 2015. For tax purposes, the cost basis of the portfolio investments at December 31, 2005 was $145.2 million and unearned income of $3.4 million as stated in the Schedule of Investments. In addition, the aggregate gross unrealized depreciation of our investments under cost for tax purposes was $3.8 million. The Company paid $0.43 per share of dividends to its stockholders in 2005 (see Note 6), which were comprised of $0.31 per share from ordinary income and $0.12 per share from paid-in capital.

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 12.	Financial Highlights

	For the Year Ended December 31,
	2005	2004	2003

Per Share Data:
Net asset value at beginning of year	$7.10	$6.38	$(.06)
Net investment income (loss)	.24	.16	(.56)
Net change in unrealized depreciation on investments	(.41)	(.23)	—
Issuance of common stock	12.83	.79	7.00
Dividends from net investment income	(.43)	—	—
Dilutive effect of share issuance	(8.85)	—	—

Net asset value at end of year	$10.48	$7.10	$6.38

Total Net Asset Value Return (1)	3.7%	(1.1)%	n/a
Per share market value, August 2, 2005	$14.00
Per share market value, December 31, 2005	$12.20
Total Market Value Return (2)	(9.8)%
Shares outstanding at end of year	12,136,655	3,847,902	3,847,902

Ratios and Supplemental Data:
Net assets at end of year	$127,152,365	$27,311,918	$24,531,124
Average net assets	70,188,079	25,842,218	5,220,562
Ratio of operating expenses to average net assets	16.7%	16.5%	n/a
Ratio of net investment income (loss)
to average net assets	2.5%	2.3%	n/a
Weighted average borrowings outstanding	$30,876,522	$13,646,506	$1,653,972
Average amount of borrowings per share	$2.54	$3.55	$0.43

(1)	The total net asset value return reflects the change in net asset value of a share of stock plus dividends from beginning of year to end of year. On July 27, 2005, Wilton merged with and into the Company and the Company then effected a stock split. As a result, the Company’s financial statements reflect 3,847,902 shares issued and outstanding throughout all periods presented prior to August 2, 2005. On August 2, 2005, the Company closed its initial public offering of 7,190,477 shares of common stock and on August 15, 2005, the underwriters exercised their option to purchase an additional 1,078,572 shares of common stock. The Company made its first investment on November 21, 2003 and, accordingly, an investment return was not reflected for 2003, as the Company did not have substantive investment operations in 2003.

(2)	The total market value return (not annualized) reflects the change in the December 31, 2005 market value per share plus dividends, divided by the beginning market value per share (August 2, 2005).

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 13.	Selected Quarterly Data (Unaudited)

The following table sets forth certain quarterly financial information for each of the fiscal quarters during the years ending December 31, 2005 and 2004. This information was derived from our unaudited financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Year Ended December 31, 2005
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31	September 30	June 30	March 31

Total Investment Income	$4,550,480	$3,733,675	$2,826,950	$2,338,237
Net Investment Income (Loss)	2,865,350	(1,886,469)	478,232	270,768
Net Unrealized Gains (Losses) on Investments	115,860	(3,761,046)	(170,450)	850,461
Net Income (Loss)	2,981,210	(5,647,515)	307,782	1,121,229
Net Income (Loss) Per Share, Basic and Diluted	$0.25	$(0.62)	$0.08	$0.29
Weighted Average Shares Outstanding, Basic and Diluted	12,119,313	9,088,353	3,847,902	3,847,902

	Year Ended December 31, 2004
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31	September 30	June 30	March 31

Total Investment Income	$1,784,553	$1,197,839	$990,751	$885,392
Net Investment Income (Loss)	(59,621)	408,503	191,236	66,697
Net Unrealized Losses on Investments	(876,021)	—	—	—
Net Income (Loss)	(935,642)	408,503	191,236	66,697
Net Income (Loss) Per Share, Basic and Diluted	$(0.25)	$0.11	$0.05	$0.02
Weighted Average Shares Outstanding, Basic and Diluted	3,847,902	3,847,902	3,847,902	3,847,902

Note 14.	Subsequent Events (Unaudited)

On January 10, 2006, the Company funded a $9.15 million investment in Sidump’r Trailer Company, a leading manufacturer of proprietary, patented bi-directional side dump trailers, primarily for the road construction, quarry and general construction industries. The investment consisted of a $750,000 revolving credit facility, three senior secured term loans totaling $8.25 million, subordinated debt of $75,000, and preferred stock and common stock totaling $75,000.

On February 24, 2006, the Company funded a $13.5 million investment in Innovative Concepts in Entertainment Inc., a leading manufacturer, marketer and distributor of coin operated games. The investment consisted of two senior secured term loans totaling $9.6 million and a junior secured term loan totaling $3.9 million.

On February 28, 2006, the Board of Directors declared a cash dividend of $0.29 per share, payable on April 11, 2006 to stockholders of record as of the close of business on March 21, 2006. Such cash dividend is payable on the total shares issued and outstanding on the record date.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.

As of the end of the period covered by this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On February 8, 2006, the compensation committee of our board of directors approved annual cash bonuses for 2005 for each of our executive officers as follows: $350,000 for Richard P. Buckanavage, our president and chief executive officer; $350,000 for Timothy W. Hassler, our chief operating officer and chief compliance officer; $115,000 for William E. Alvarez, Jr., our executive vice president, chief financial officer and secretary; $105,000 for Clifford L. Wells, our chief investment officer; and $175,000 for Matthew R. Colucci, our senior vice president.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information with respect to our directors and executive officers is contained under the captions “Proposal I: Election of Directors”, “— Section 16(a) Beneficial Ownership Reporting Compliance” “— Committees of the Boards of Directors” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end and is incorporated in this Annual Report by reference in response to this item.

We have adopted a code of business conduct and ethics that applies to directors, officers and employees. The code of business conduct and ethics is available on our website at http://www.patcapfunding.com. We will report any amendments to or waivers of a required provision of the code of business conduct and ethics in a Form 8-K.

Item 11.	Executive Compensation

The information with respect to compensation of executives and directors is contained under the caption “Proposal I: Election of Directors — Compensation of Executive Officers and Directors” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end and is incorporated in this annual report by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and

“Equity Compensation Plans” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end and is incorporated in this annual report by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions

The information with respect to certain relationships and related transactions is contained under the caption “Proposal I: Election of Directors — Certain Relationships and Transactions” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act within 120 days from the fiscal year end and is incorporated in this Annual Report by reference in response to this item.

Item 14.	Principal Accounting Fees and Services

The information with respect to principal accountant fees and services is contained under the captions “Audit Committee Report” and “Proposal II: Ratification of Selection of Independent Auditors” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days from the fiscal year end and is incorporated in this annual report by reference to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1. The following financial statements are filed herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Schedule of Investments as of December 31, 2005 and 2004

Notes to Consolidated Financial Statements

2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3. Exhibits required to be filed by Item 601 of Regulation S-K.

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a) (1) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on July 13, 2005).

3.2	Form of Certificate of Amendment to Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a) (2) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on July 27, 2005).

3.3	Restated Bylaws (Incorporated by reference to Exhibit (b) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on July 13, 2005).

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on July 13, 2005).

Exhibit
Number		Description of Document

10.1		Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on July 13, 2005).

10.2		Stock Option Plan (Incorporated by reference to Exhibit (i) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on July 13, 2005).

10.3		Form of Stock Option Agreement for Officers (Incorporated by reference to Exhibit (i) (2) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on July 13, 2005).

10.4		Custodian Agreement with U.S. Bank National Association (Incorporated by reference to Exhibit (j) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on July 13, 2005).

10.5		Custodian Agreement with Wells Fargo, National Association

10.6		Employment Agreement between Patriot Capital Funding and Richard P. Buckanavage (Incorporated by reference to Exhibit (k) (4) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on July 13, 2005).

10.7		Employment Agreement between Patriot Capital Funding and Timothy W. Hassler (Incorporated by reference to Exhibit (k) (5) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on July 13, 2005).

10.8		Employment Agreement between Patriot Capital Funding and William E. Alvarez, Jr. (Incorporated by reference to Exhibit 10.1 filed with Patriot Capital Funding’s Form 8-K filed with the SEC on December 21, 2005).

10.9		Employment Agreement between Patriot Capital Funding and Clifford L. Wells (Incorporated by reference to Exhibit 10.2 filed with Patriot Capital Funding’s Form 8-K filed with the SEC on December 21, 2005).

10.10		Employment Agreement between Patriot Capital Funding and Matthew R. Colucci (Incorporated by reference to Exhibit 10.3 filed with Patriot Capital Funding’s Form 8-K filed with the SEC on December 21, 2005).

10.11		Loan Funding and Servicing Agreement by and among the Patriot Capital Funding, Patriot Capital Funding LLC I, Fairway Finance Company, LLC, Harris Nesbitt Corp. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit (k) (9) filed with Patriot Capital Funding’s Post-Effective Amendment No. 1 to Form N-2 filed with the SEC on August 1, 2005).

10.12		Purchase and Sale Agreement by and between the Registrant and Patriot Capital Funding LLC I (Incorporated by reference to Exhibit (k)(10) filed with Patriot Capital Funding’s Post-Effective Amendment No. 1 to Form N-2 filed with the SEC on August 1, 2005).

10.13		Securities Account Control Agreement by and among the Registrant, Patriot Capital Funding LLC I, Harris Nesbitt Corp. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit (k)(11) filed with Patriot Capital Funding’s Post-Effective Amendment No. 1 to Form N-2 filed with the SEC on August 1, 2005).

10.14		Intercreditor and Concentration Account Administration Agreement by and among the Registrant, U.S. Bank National Association and Wells Fargo, National Association (Incorporated by reference to Exhibit (k)(12) filed with Patriot Capital Funding’s Post-Effective Amendment No. 1 to Form N-2 filed with the SEC on August 1, 2005).

21		Subsidiaries of Patriot Capital Funding and jurisdiction of incorporation/organizations: Patriot Capital Funding LLC I — Delaware

31	.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31	.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S. C. 1350).
32	.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S. C. 1350).

**	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2006.

PATRIOT CAPITAL FUNDING, INC.

By:	/s/ Richard P. Buckanavage
Richard P. Buckanavage
Chief Executive Officer and President

By:	/s/ William E. Alvarez, Jr.
William E. Alvarez, Jr.
Executive Vice President, Chief
Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title(Capacity)	Date

/s/ RICHARD P. BUCKANAVAGE Richard P. Buckanavage	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2006

/s/ WILLIAM E. ALVAREZ, JR. William E. Alvarez, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2006

/s/ TIMOTHY W. HASSLER Timothy W. Hassler	Chief Operating and Compliance Officer and Director	March 3, 2006

/s/ I. JOSEPH MASSOUD I. Joseph Massoud	Chairman and Director	March 3, 2006

/s/ STEVEN DROGIN Steven Drogin	Director	March 3, 2006

/s/ MEL P. MELSHEIMER Mel P. Melsheimer	Director	March 3, 2006

/s/ DENNIS C. O’DOWD DENNIS C. O’DOWD	Director	March 3, 2006

/s/ RICHARD A. SEBASTIAO Richard A. Sebastiao	Director	March 3, 2006

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S. C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S. C. 1350).