Form 10-K/A
period 2005-12-31
Patriot Capital Funding, Inc.
filed 2006-03-06
CIK 1321560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE
     We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2005 to include
Exhibit 32.2 — Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) therein, which was inadvertently omitted from the original filing of the Form 10-K. Except as described above, no other changes have been made to the originally filed Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2006.

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

Signature	Title(Capacity)	Date

/s/ RICHARD P. BUCKANAVAGE Richard P. Buckanavage	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2006

/s/ WILLIAM E. ALVAREZ, JR. William E. Alvarez, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2006

/s/ TIMOTHY W. HASSLER Timothy W. Hassler	Chief Operating and Compliance Officer and Director	March 6, 2006

/s/ I. JOSEPH MASSOUD I. Joseph Massoud	Chairman and Director	March 6, 2006

/s/ STEVEN DROGIN Steven Drogin	Director	March 6, 2006

/s/ MEL P. MELSHEIMER Mel P. Melsheimer	Director	March 6, 2006

/s/ DENNIS C. O’DOWD DENNIS C. O’DOWD	Director	March 6, 2006

/s/ RICHARD A. SEBASTIAO Richard A. Sebastiao	Director	March 6, 2006

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S. C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S. C. 1350).