Form 10-Q
period 2006-03-31
Patriot Capital Funding, Inc.
filed 2006-05-15
CIK 1321560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 0-51459
PATRIOT CAPITAL FUNDING, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-3068511 (I.R.S. Employer Identification No.)

274 Riverside Avenue
Westport, CT	06880
(Address of principal executive office)	(Zip Code)
(203) 429-2700
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated, or non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 12, 2006 was 12,158,387.

PATRIOT CAPITAL FUNDING, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Patriot Capital Funding, Inc.
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2006	2005

ASSETS
Investments at fair value:
Investments in debt securities (cost of $179,983,176 — 2006, $144,154,600 — 2005)	$175,474,230	$140,395,654
Investments in equity securities (cost of $1,403,883 — 2006, $1,077,550 — 2005)	1,267,300	995,300
Unearned income	(3,099,617)	(3,439,295)

Total investments	173,641,913	137,951,659
Cash and cash equivalents	4,206,230	2,371,841
Restricted cash	3,250,550	7,806,328
Interest receivable	1,209,318	867,475
Other assets	1,566,500	1,658,690

TOTAL ASSETS	$183,874,511	$150,655,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Borrowings	$52,400,000	$21,650,000
Interest payable	385,018	60,334
Dividends payable	3,519,630	—
Accounts payable, accrued expenses and other	885,118	1,793,294

TOTAL LIABILITIES	57,189,766	23,503,628

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 49,000,000 shares authorized; 12,136,655 shares issued and outstanding at March 31, 2006, and December 31, 2005	121,367	121,367
Paid-in capital	136,365,164	136,267,552
Accumulated net investment loss	(1,722,157)	(1,912,061)
Distributions in excess of net investment income	(3,483,297)	(3,483,297)
Accumulated other comprehensive income	49,197	—
Net unrealized depreciation on investments	(4,645,529)	(3,841,196)

TOTAL STOCKHOLDERS’ EQUITY	126,684,745	127,152,365

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$183,874,511	$150,655,993

NET ASSET VALUE PER COMMON SHARE	$10.44	$10.48

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2006	2005

INVESTMENT INCOME
Interest and dividend income	$5,439,771	$2,307,237
Fees	70,068	31,000
Other investment income	713,449	—

Total Investment Income	6,223,288	2,338,237

EXPENSES
Compensation expense	868,747	428,350
Consulting fees	—	250,000
Interest	969,131	1,052,340
Professional fees	200,069	69,313
General and administrative	475,807	267,466

Total Expenses	2,513,754	2,067,469

Net Investment Income	3,709,534	270,768

Net unrealized appreciation (depreciation) on investments	(804,333)	850,461

NET INCOME	$2,905,201	$1,121,229

Earnings per share, basic and diluted	$0.24	$0.29

Weighted average shares outstanding, basic and diluted	12,136,655	3,847,902

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statement of Stockholders’ Equity
(unaudited)

				Accumulated			Net
				Net	Distributions	Accumulated	Unrealized
				Investment	in Excess of	Other	Appreciation	Total
	Comprehensive	Common	Paid-in	Income	Net Investment	Comprehensive	(Depreciation)	Stockholders’
	Income	Stock	Capital	(Loss)	Income	Income	on Investments	Equity

Balance, December 31, 2005	$—	$121,367	$136,267,552	$(1,912,061)	$(3,483,297)	$—	$(3,841,196)	$127,152,365
Unrealized gain on interest rate swap	49,197	—	—	—	—	49,197	—	49,197
Stock option compensation	—	—	97,612	—	—	—	—	97,612
Distributions declared ($0.29 per common share)	—	—	—	(3,519,630)	—	—	—	(3,519,630)
Net income	3,709,534	—	—	3,709,534	—	—	(804,333)	2,905,201

Comprehensive Income	$3,758,731

Balance, March 31, 2006		$121,367	$136,365,164	$(1,722,157)	$(3,483,297)	$49,197	$(4,645,529)	$126,684,745

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,905,201	$1,121,229
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	117,385	5,748
Change in interest receivable	(341,843)	(9,262)
Change in unrealized depreciation on investments	804,333	(850,461)
Payment-in-kind interest	(551,977)	(373,961)
Stock based compensation expense	97,612	—
Change in unearned income	(339,678)	1,421
Change in interest payable	324,684	120,827
Change in management fee payable	—	250,000
Change in other assets	6,573	(119,301)
Change in accounts payable, accrued expenses and other	(908,176)	9,314

Net cash provided by operating activities	2,114,114	155,554

CASH FLOWS FROM INVESTING ACTIVITIES:
Funded investments	(51,497,394)	(4,900,000)
Principal repayments on investments	15,894,462	927,500
Purchase of furniture and equipment	(29,966)	—

Net cash used for investing activities	(35,632,898)	(3,972,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	109,300,000	4,900,000
Repayments on borrowings	(78,550,000)	(2,320,833)
Deferred offering costs	47,395	—
Net decrease in restricted cash	4,555,778	—

Net cash provided by financing activities	35,353,173	2,579,167

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,834,389	(1,237,779)

CASH AND CASH EQUIVALENTS AT:
Beginning of Period	2,371,841	2,491,477

End of Period	$4,206,230	$1,253,698

Supplemental information:
Interest paid	$644,448	$931,513

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Schedule of Investments
(unaudited)
March 31, 2006

Company(1)	Industry	Investment	Principal	Cost	Fair Value(3)

Agent Media Corporation	Publisher of insurance industry periodicals	Senior Secured Term Loan A (10.7%, Due 9/08)	$1,250,000	$1,250,000	$1,250,000

		Senior Secured Term Loan B (2) (16.0%, Due 9/09)	2,130,105	2,130,105	2,130,105

		Common Stock Warrants, Less than 5% of Co. (4)		31,000	63,500

Allied Defense Group, Inc.	Diversified defense company	Common Stock Warrants, Less than 5% of Co. (4)		463,168	522,400

Borga, Inc.	Manufacturer of pre-fabricated metal building systems	Senior Secured Term Loan A (8.1%, Due 3/09)	1,846,000	1,846,000	1,846,000

		Senior Secured Term Loan B (11.1%, Due 5/10)	1,829,000	1,829,000	1,829,000

		Senior Secured Term Loan C (2) (16.0%, Due 5/10)	7,260,182	7,260,182	7,260,182

		Common Stock Warrants, Less than 5% of Co. (4)		20,250	84,400

Copperhead Chemical Company, Inc.	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt (2) (15.3%, Due 11/10)	4,706,644	4,706,644	4,706,644

Dover Saddlery, Inc.	Equestrian products catalog retailer	Senior Subordinated Debt (2) (11.5%, Due 9/09)	3,000,000	3,000,000	3,000,000

		Common Stock Warrants, Less than 5% of Co. (4)		148,200	157,800

Eight O’Clock Coffee Company	Leading manufacturer, distributor, and marketer of coffee	Junior Secured Term Loan (11.7%, Due 11/12)	6,500,000	6,500,000	6,500,000

Encore Legal Solutions, Inc.	Legal document management services	Junior Secured Term Loan A (11.8%, Due 12/08)	4,310,000	4,310,000	4,310,000

		Junior Secured Term Loan B (10.7%, Due 12/09)	6,927,125	6,927,125	6,927,125

		Senior Subordinated Debt (2) (17.0%, Due 5/10)	4,983,818	4,983,818	4,983,818

		Common Stock Warrants, Less than 5% of Co. (4)		350,000	72,600

Company(1)	Industry	Investment	Principal	Cost	Fair Value(3)

EXL Acquisition Corp.	Manufacturer of lab testing supplies	Revolving Line of Credit (9.3%, Due 3/12)	47,394	47,394	47,394

		Senior Secured Term Loan A (9.8%, Due 3/11)	8,000,000	8,000,000	8,000,000

		Senior Secured Term Loan B (10.3%, Due 3/12)	2,400,000	2,400,000	2,400,000

		Senior Secured Term Loan D (2) (15.0%, Due 3/12)	5,006,667	5,006,667	5,006,667

		Common Stock — Class A (4)		2,475	2,475

		Common Stock — Class B (4)		247,525	247,525

Fairchild Industrial Products, Co.	Manufacturer of industrial controls and power transmission products	Senior Secured Term Loan A (8.7%, Due 7/10)	9,320,000	9,320,000	9,320,000

		Senior Secured Term Loan B (10.7%, Due 7/11)	2,812,500	2,812,500	2,812,500

		Senior Subordinated Debt (2) (15.5%, Due 7/11)	5,361,822	5,361,822	5,361,822

Impact Products, LLC	Distributor of janitorial supplies	Junior Secured Term Loan B (9.2%, Due 9/12)	7,500,000	7,500,000	7,500,000

		Senior Subordinated Debt (2) (13.5%, Due 9/12)	5,512,130	5,512,130	5,512,130

Innovative Concepts in Entertainment, Inc.	Manufacturer of coin operated games	Senior Secured Term Loan A (8.8%, Due 2/11)	6,000,000	6,000,000	6,000,000

		Senior Secured Term Loan B (9.3%, Due 2/11)	3,600,000	3,600,000	3,600,000

		Senior Secured Term Loan C (13.0%, Due 8/11)	3,900,000	3,900,000	3,900,000

Interstate Highway Sign Corporation	Manufacturer of highway and roadway signs	Senior Secured Term Loan (11.6%, Due 12/09)	1,280,000	1,280,000	1,280,000

		Senior Subordinated Debt (2) (18.0%, Due 12/09)	5,895,977	5,758,946	1,250,000

		Common Stock Warrants, Less than 5% of Co.(4)		59,932	—

Keltner Enterprises, LLC (5)	Manufacturer of automotive oils, chemicals and parts	Senior Subordinated Debt (2) (14.0%, Due 12/11)	3,850,000	3,850,000	3,850,000

L.A. Spas, Inc.	Manufacturer of above ground spas	Senior Subordinated Debt (2) (15.5%, Due 1/10)	6,835,891	6,835,891	6,835,891

		Common Stock Warrants, Less than 5% of Co.(4)		5,000	—

Prince Mineral Company, Inc.	Manufacturer of pigments	Junior Secured Term Loan (11.0%, Due 3/11)	3,600,000	3,600,000	3,600,000

		Senior Subordinated Debt (2) (17.0%, Due 9/11)	10,330,864	10,330,864	10,330,864

Company(1)	Industry	Investment	Principal	Cost	Fair Value(3)

Quartermaster, Inc.	Retailer of uniforms and tactical equipment to law enforcement and security professionals	Revolving Line of Credit (10.0%, Due 12/10)	500,000	500,000	500,000

		Senior Secured Term Loan A (9.2%, Due 12/10)	6,000,000	6,000,000	6,000,000

		Senior Secured Term Loan B (10.4%, Due 12/10)	2,600,000	2,600,000	2,600,000

		Senior Secured Term Loan C (2) (15.0%, Due 12/11)	3,127,414	3,127,414	3,127,414

R-O-M Corporation	Manufacturer of doors, ramps and bulk heads for fire trucks and food transportation	Senior Secured Term Loan A (9.5%, Due 12/09)	3,400,000	3,400,000	3,400,000

		Senior Secured Term Loan B (10.5%, Due 12/10)	3,400,000	3,400,000	3,400,000

		Senior Subordinated Debt (2) (16.0%, Due 12/10)	7,010,797	7,010,797	7,010,797

Robert Rothschild Farm, Inc.	Manufacturer of specialty food products	Senior Secured Term Loan B (8.8%, Due 7/10)	5,000,000	5,000,000	5,000,000

		Senior Subordinated Debt (2) (16.3%, Due 1/12)	4,747,079	4,747,079	4,747,079

Sidump’r Trailer Company	Manufacturer of side dump trailers	Senior Secured Term Loan A (10.3%, Due 1/11)	2,800,000	2,800,000	2,800,000

		Senior Secured Term Loan B (13.3%, Due 1/11)	2,350,000	2,350,000	2,350,000

		Senior Secured Term Loan C (2) (14.0%, Due 7/11)	3,113,798	3,113,798	3,113,798

		Senior Subordinated Debt (12.0%, Due 1/12)	75,000	75,000	75,000

		Preferred Stock (2)	76,308	76,308	76,308

		Common Stock (4)	25	25	40,292

Total Investments				181,387,059	176,741,530

Unearned Income				(3,099,617)	(3,099,617)

Total Investments Net of Unearned Income				$178,287,442	$173,641,913

(1)	The Company does not “control,” and is not an “affiliate” of, any of our portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company would “control” a portfolio company if the Company owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if the Company owned 5% or more of its voting securities.

(2)	Principal amount includes payment-in-kind (PIK) interest.

(3)	Fair value is determined in good faith by our board of directors.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.
See Notes to Consolidated Financial Statements.

PATRIOT CAPITAL FUNDING, INC.
Consolidated Schedule of Investments
December 31, 2005

Company(1)	Industry	Investment	Principal	Cost	Fair Value(3)
Agent Media Corporation	Publisher of insurance industry periodicals	Senior Secured Term Loan A (11.8%, Due 9/08)	$1,375,000	$1,375,000	$1,375,000

		Senior Secured Term Loan B (2) (16.0%, Due 9/09)	2,109,015	2,109,015	2,109,015

		Common Stock Warrants, Less than 5% of Co.(4)		31,000	49,900

Allied Defense Group, Inc.	Diversified defense company	Senior Secured Term Loan (11.5%, Due 11/10)	14,000,000	14,000,000	14,000,000

		Common Stock Warrants, Less than 5% of Co.(4)		463,168	573,800

Borga, Inc.	Manufacturer of pre-fabricated metal building systems	Senior Secured Term Loan A (7.7%, Due 3/09)	2,046,000	2,046,000	2,046,000

		Senior Secured Term Loan B (10.7%, Due 5/10)	1,835,250	1,835,250	1,835,250

		Senior Secured Term Loan C (2) (16.0%, Due 5/10)	7,188,062	7,188,062	7,188,062

		Common Stock Warrants, Less than 5% of Co.(4)		20,250	89,600

Copperhead Chemical Company, Inc.	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt (2) (15.3%, Due 11/10)	4,668,608	4,668,608	4,668,608

Dover Saddlery, Inc.	Equestrian products catalog retailer	Senior Subordinated Debt (2) (11.5%, Due 9/09)	3,000,000	3,000,000	3,000,000

		Common Stock Warrants, Less than 5% of Co.(4)		148,200	178,600

Eight O’Clock Coffee Company	Leading manufacturer, distributor, and marketer of coffee	Junior Secured Term Loan (11.4%, Due 11/12)	6,500,000	6,500,000	6,500,000

Encore Legal Solutions, Inc.	Legal document management services	Junior Secured Term Loan A (9.8%, Due 12/08)	4,660,000	4,660,000	4,660,000

		Junior Secured Term Loan B (8.3%, Due 12/09)	6,944,625	6,944,625	6,944,625

		Senior Subordinated Debt (2) (15.0%, Due 5/10)	4,946,718	4,946,718	4,946,718

		Common Stock Warrants, Less than 5% of Co. (4)		350,000	103,400

Fairchild Industrial Products, Co.	Manufacturer of industrial controls and power transmission products	Senior Secured Term Loan A (8.0%, Due 7/10)	9,670,000	9,670,000	9,670,000

		Senior Secured Term Loan B (10.0%, Due 7/11)	2,818,750	2,818,750	2,818,750

		Senior Subordinated Debt (15.5%, Due 7/11)	5,355,000	5,355,000	5,355,000

Company(1)	Industry	Investment	Principal	Cost	Fair Value(3)
Interstate Highway Sign Corporation	Manufacturer of highway and roadway signs	Senior Secured Term Loan (10.5%, Due 12/09)	1,360,000	1,360,000	1,360,000

		Senior Subordinated Debt (2) (18.0%, Due 12/09)	5,837,409	5,758,946	2,000,000

		Common Stock Warrants, Less than 5% of Co.(4)		59,932	—

Keltner Enterprises, LLC (5)	Manufacturer of automotive oils, chemicals and parts	Senior Subordinated Debt (2) (14.0%, Due 12/11)	3,850,000	3,850,000	3,850,000

L.A. Spas, Inc.	Manufacturer of above ground spas	Senior Subordinated Debt (2) (15.5%, Due 1/10)	6,776,424	6,776,424	6,776,424

		Common Stock Warrants, Less than 5% of Co. (4)		5,000	—

Prince Mineral Company, Inc.	Manufacturer of pigments	Junior Secured Term Loan (11.0%, Due 3/11)	3,600,000	3,600,000	3,600,000

		Senior Subordinated Debt (2) (17.0%, Due 9/11)	10,228,579	10,228,579	10,228,579

Quartermaster, Inc.	Retailer of uniforms and tactical equipment to law enforcement and security professionals	Revolving Line of Credit (9.5%, Due 12/10)	250,000	250,000	250,000

		Senior Secured Term Loan A (9.2%, Due 12/10)	6,000,000	6,000,000	6,000,000

		Senior Secured Term Loan B (10.4%, Due 12/10)	2,600,000	2,600,000	2,600,000

		Senior Secured Term Loan C (2) (15.0%, Due 12/11)	3,104,133	3,104,133	3,104,133

Robert Rothschild Farm, Inc.	Manufacturer of specialty food products	Senior Secured Term Loan B (8.5%, Due 7/10)	5,000,000	5,000,000	5,000,000

		Senior Subordinated Debt (2) (16.3%, Due 1/12)	4,697,171	4,697,171	4,697,171

R-O-M Corporation	Manufacturer of doors, ramps and bulk heads for fire trucks and food transportation	Senior Secured Term Loan A (8.8%, Due 12/09)	3,400,000	3,400,000	3,400,000

		Senior Secured Term Loan B (9.8%, Due 12/10)	3,400,000	3,400,000	3,400,000

		Senior Subordinated Debt (2) (16.0%, Due 12/10)	7,012,319	7,012,319	7,012,319

Total Investments				145,232,150	141,390,954

Unearned Income				(3,439,295)	(3,439,295)

Total Investments Net of Unearned Income				$141,792,855	$137,951,659

(1)	The Company does not “control,” and is not an “affiliate” of, any of our portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company would “control” a portfolio company if the Company owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if the Company owned 5% or more of its voting securities.

(2)	Principal amount includes payment-in-kind (PIK) interest.

(3)	Fair value is determined in good faith by the Company’s board of directors.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.
See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Description of Business and Basis of Presentation
Description of Business
Patriot Capital Funding, Inc. (the “Company”) is a specialty finance company that provides customized financing solutions to small- to mid-sized companies. The Company typically invests in companies with annual revenues between $10 million and $100 million, and companies which operate in diverse industry sectors. Investments are principally in the form of senior secured loans, junior secured loans and subordinated debt investments – which may contain equity or equity-related instruments. The Company also offers “one-stop” financing, which typically includes a revolving credit line, one or more term senior loans and a subordinated debt investment.
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
Basis of Presentation
Prior to the completion of the initial public offering, Compass Group Investments, Inc. (“Compass”) beneficially owned all of the outstanding stock of the Company. Moreover, as both the Company and Wilton were under common ownership and control, the merger was accounted for like a pooling of interests whereby the net assets of Wilton were recorded at their carrying amounts and the accompanying financial statements are presented by combining the assets, liabilities and operations of Wilton and the Company prior to the merger, with all significant intercompany balances and transactions eliminated.
Since the merger, the accompanying financial statements reflect the consolidated accounts of the Company, including its special purpose financing subsidiary, Patriot Capital Funding LLC I, with all significant intercompany balances eliminated. The financial results of the Company’s portfolio investments are not consolidated in the Company’s financial statements.
Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the December 31, 2005 financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC.
Interest, Dividends, Fees, and Other Investment Income
Interest and dividend income is recognized as revenue when earned according to the terms of the investment, and when in the opinion of management, it is collectible. Premiums paid and discounts obtained, including discounts in the form of fees, are amortized to interest income over the estimated life of the investment using the interest method. Fees consist principally of loan and arrangement fees, annual administrative fees and unused fees. Other investment income in 2006 consists principally of the recognition of deferred financing fees received from a portfolio company on the pay-off of their entire debt facility.
Dividends Paid
Distributions to stockholders are recorded on the declaration date. The Company is required to pay out to its shareholders at least 90% of its net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses for each taxable year in order to be eligible for the tax benefits allowed to a RIC under Subchapter M of the Code. It is the policy of the Company to pay out as a dividend all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. Based on that, a dividend is declared and paid each quarter. At it’s year-end the Company may pay a bonus dividend, in addition to the quarterly dividends, to ensure that it has paid out at least 90% of its net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses for the year.
At December 31, 2005, the Company had estimated that $1.5 million will be treated as return of capital for the Company’s tax year ending July 31, 2006. Upon final determination of such amount, the Company will reclassify the return of capital from distributions in excess of net investment income to paid-in capital.
The Company has reclassified a portion of its dividends paid in 2005 to distributions in excess of net investment income. Previously, all dividends paid in 2005 were classified as a component of accumulated net investment loss. The impact of this reclassification as of December 31, 2005 is as follows:

	As Reported	Reclassification	As Reclassified
Accumulated net investment loss	$(5,395,358)	$3,483,297	$(1,912,061)
Distributions in excess of net investment income	—	(3,483,297)	(3,483,297)

Note 2. Investments
At March 31, 2006 and December 31, 2005, investments consisted of the following:

	March 31, 2006		December 31, 2005
	Cost	Fair Value	Cost	Fair Value
Commercial loans	$179,983,176	$175,474,230	$144,154,600	$140,395,654
Investments in equity securities	1,403,883	1,267,300	1,077,550	995,300

Subtotal	181,387,059	176,741,530	145,232,150	141,390,954
Unearned income	(3,099,617)	(3,099,617)	(3,439,295)	(3,439,295)

Total	$178,287,442	$173,641,913	$141,792,855	$137,951,659

At March 31, 2006 and December 31, 2005, $85.8 million and $82.5 million, respectively, of the Company’s portfolio investments at fair value were at fixed rates, which represented approximately 49% and 58%, respectively, of the Company’s total portfolio of investments at fair value. The Company generally structures its subordinated debt at fixed rates, and its senior secured and junior secured loans at variable rates determined on the basis of a benchmark LIBOR or prime rate. The Company’s loans generally have stated maturities ranging from 4 to 7.5 years.
At March 31, 2006 and December 31, 2005, equity investments and certain loans that the Company made had warrants designed to provide the Company with an opportunity for an enhanced internal rate of return. These instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains. During the three months ended March 31, 2006 and 2005, the Company did not realize any gains or losses on its investment portfolio, although it did record an increase in unrealized depreciation during the quarter ended March 31, 2006 and a reduction in net unrealized depreciation during the quarter ended March 31, 2005.
The composition of the Company’s investment portfolio by type/loan class, excluding unearned income, as of March 31, 2006 and December 31, 2005, at cost and fair value was as follows:

	March 31, 2006				December 31, 2005
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Senior Secured Debt	$85,845,646	47.3	$85,845,646	48.6%	$63,052,077	43.4%	$63,052,077	44.6%
Junior Secured Debt	28,837,125	15.9	28,837,125	16.3	21,704,625	15.0	21,704,625	15.3
Subordinated Debt	65,300,405	36.0	60,791,459	34.4	59,397,898	40.9	55,638,952	39.4
Warrants / Equity	1,403,883	0.8	1,267,300	0.7	1,077,550	0.7	995,300	0.7

Total	$181,387,059	100.0%	$176,741,530	100.0%	$145,232,150	100.0%	$141,390,954	100.0%

(1)	Represents percentage of total portfolio.
The composition of the Company’s investment portfolio by industry sector, excluding unearned income, as of March 31, 2006 and December 31, 2005, at cost and fair value was as follows:

	March 31, 2006				December 31, 2005
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Manufacturing	$112,116,129	61.8%	$107,651,668	60.9%	$74,921,696	51.6%	$71,172,168	50.3%
Distribution	16,862,130	9.3	16,862,130	9.5	3,850,000	2.6	3,850,000	2.7
Service	16,570,943	9.1	16,293,543	9.2	16,901,343	11.6	16,654,743	11.8
Consumer / Retail Goods	31,963,584	17.6	31,968,184	18.1	31,580,928	21.8	31,606,328	22.4
Publishing	3,411,105	1.9	3,443,605	2.0	3,515,015	2.4	3,533,915	2.5
Defense	463,168	0.3	522,400	0.3	14,463,168	10.0	14,573,800	10.3

Total	$181,387,059	100.0%	$176,741,530	100.0%	$145,232,150	100.0%	$141,390,954	100.0%

(1)	Represents percentage of total portfolio.
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
On August 2, 2005, the Company, through a consolidated wholly-owned bankruptcy remote, special purpose subsidiary, entered into a securitization revolving credit facility (the “Securitization Facility”), with an entity affiliated with Harris Nesbitt Corp. The

Securitization Facility allows the Company to borrow up to $140.0 million through the issuance of notes to a multi-seller commercial paper conduit administered by the Harris Nesbitt affiliated entity. The Securitization Facility is secured by all of the loans held by the special purpose subsidiary. The Securitization Facility bears interest at the commercial paper rate plus 1.75% and has a term of three years due July 2008, and contains a provision for the payment of any outstanding balance in full upon maturity. The Securitization Facility provides for the payment to the lender of a monthly fee equal to 0.25% per annum on the unused amount of the Securitization Facility. The Company can use the proceeds of the Securitization Facility to fund loan origination activities and for general corporate purposes. At March 31, 2006, the interest rate was 6.57%. The Securitization Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum yields on funded loans. The Securitization Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Securitization Facility. In connection with the origination of the Securitization Facility, the Company incurred $1.2 million of fees and expenses which are being amortized over the term of the facility. As of March 31, 2006, the Company had $52.4 million of borrowings outstanding under the Securitization Facility. Interest expense for the three months ended March 31, 2006 consisted of interest charges of $813,000, unused facility fees of $55,000 and amortization of debt issuance costs of $101,000. Interest expense for the three months ended March 31, 2005 of $1.1 million consisted only of interest charges.
On March 13, 2006, the Company, through its special purpose subsidiary, entered into a five year interest rate swap agreement at a fixed rate of 5.04%, plus a spread of 1.75%, on an initial notional amount of $20.0 million. The swap was put into place to hedge against changes in variable interest payments on a portion of the Company’s outstanding borrowings. The Company designated the swap as a hedge at the inception, and considered the swap to be a completely effective cash flow hedge under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of March 31, 2006, net unrealized gain attributed to the swap was approximately $49,000 and is included in other comprehensive income.
Note 4. Stock Option Plan
During 2005, the Company established a stock option plan (the “Plan”) and reserved 1,341,748 shares of common stock for issuance under the Plan. On August 2, 2005, concurrent with the completion of the Company’s initial public offering, options to purchase a total of 1,301,496 shares of common stock were granted to the Company’s executive officers with an exercise price of $14.00 per share (the public offering price of the common stock). Such options vest equally over three years from the date of grant and have a ten-year exercise period. As of March 31, 2006, 1,301,496 options were outstanding, none of which were exercisable. The options have a remaining contractual life of 9 years and 4 months and an aggregate intrinsic value of $1.2 million.
Prior to January 1, 2006, the Company accounted for the Plan and related grants thereunder using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, no stock-based employee compensation expense is reflected in net income (loss), as all of the options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” (SFAS 123R). The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. For shares granted in 2005, this model used the following assumptions: annual dividend rate of 8%, risk free interest rate of 4.34%, expected volatility of 21%, and the expected life of the options of 10 years. As a result of the Company’s recent initial public offering, the Company does not have a history of option exercises or forfeitures and, accordingly applied a 10 year expected option life, equal to the life of the grants, in the option pricing model. Expected volatility was based on historical volatility of similar entities whose share prices and volatility were available.
Assumptions used on future grants may change as the Company’s actual experience may be different. The weighted average fair value of options granted in 2005 was approximately $0.90 using the Black-Scholes option pricing model. For the three months ended March 31, 2006, the Company recorded compensation expense related to stock options of approximately $98,000. As of March 31, 2006, there was $911,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over 2.3 years. If the Company had continued to account for share-based compensation under APB No. 25, basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.25 compared to $0.24 as reported.
The Company has elected the “modified prospective method” of transition as permitted by SFAS 123R. Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption, accordingly, periods prior to adoption are not restated.

Note 5. Earnings Per Share and Common Stock
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
Net income	$2,905,201	$1,121,229
Weighted average common shares outstanding, basic and diluted	12,136,655	3,847,902
Earnings per common share, basic and diluted	$0.24	$0.29
On July 27, 2005, Wilton merged with and into the Company and the Company then effected a 9,081.7–for-1 stock split of its common stock. Prior to the consummation of the merger and stock split, Patriot Partners, L.P. owned 200 shares of common stock of the Company and Wilton Funding Holdings, LLC owned 223.7 equity interests in Wilton. Compass was deemed to be the beneficial owner of the shares of common stock and equity interests owned by Patriot Partners, L.P. and Wilton Funding Holdings, LLC, respectively. As a result of the stock split, the Company had 3,847,902 shares of common stock outstanding immediately prior to the completion of its initial public offering. Common shares used in the computation of earnings per common share for the three months ended March 31, 2005 reflect the merger and the stock split.
On August 2, 2005, the Company closed its initial public offering of 7,190,477 shares of common stock and received gross proceeds of $100.7 million less underwriters’ commissions, discounts and fees of $8.6 million. In addition, on August 15, 2005, the underwriters exercised their option to purchase an additional 1,078,572 shares of common stock and the Company received gross proceeds of $15.1 million less underwriters commissions, discounts and fees of $1.1 million. Also, as part of the initial public offering, Compass sold 2,464,285 shares of common stock of the Company, which resulted in them beneficially owning 10.6% of the outstanding shares of common stock of the Company immediately upon the completion of such offering. In addition, during 2005, the Company established a dividend reinvestment plan, and issued 19,704 shares in connection with dividends paid.
On February 28, 2006, the Board of Directors authorized a cash dividend of $0.29 per share, payable on April 11, 2006 to stockholders of record as of the close of business March 21, 2006. Such cash dividend is payable on total shares issued and outstanding on the record date. Also, in connection with the Company’s dividend reinvestment plan, 21,732 shares were issued in connection with dividends paid on April 11, 2006.
Excluded from dilutive earnings per share is the dilutive effect of options to purchase 1,301,496 shares of the Company’s common stock as their effect would be anti-dilutive.
Note 6. Commitments and Contingencies
The balance of unused commitments to extend credit was $13.2 million and $8.8 million at March 31, 2006 and December 31, 2005, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as investment draws, revolving credit arrangements or similar transactions. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the counterparty. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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
The Company leases its corporate offices and certain equipment under operating leases with terms expiring in 2011. Future minimum lease payments due under operating leases at March 31, 2006 are as follows: $168,000 – remainder of 2006, $231,000 – 2007, $237,000 – 2008, $241,000 – 2009, $247,000 – 2010, $21,000 – 2011. Rent expense was approximately $56,000 for the three months ended March 31, 2006. At March 31, 2006, the Company had an outstanding letter of credit in the amount of $38,000 as security deposit for the lease of the Company’s corporate offices.
Note 7. Concentrations of Credit Risk
The Company’s customers are primarily small- to mid-sized companies in a variety of industries.
At March 31, 2006 and December 31, 2005, the Company’s two largest investments (as a percentage of commitments) represented approximately 21% and 24%, respectively, of the total investment portfolio. Investment income, consisting of interest, dividends, fees, other investment income, and recognition of gains on equity interests, can fluctuate upon repayment of an investment or sale of an equity interest. Revenue recognition in any given year can be highly concentrated among several customers. During the three months ended March 31, 2006, investment income from one customer accounted for 18.6% of total investment income. During the three months ended March 31, 2005, investment income from five customers accounted for 20.1%, 18.2%, 14.9%, 12.2%, and 11.2%, respectively, of total investment income.
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
The Company paid consulting fees of $250,000, for the three months ended March 31, 2005, to Kilgore Consulting CPM LLC and Philan LLC, entities affiliated with Compass. On July 27, 2005, the consulting agreements were terminated.

Note 9. Income Taxes
Because Wilton was a single member limited liability company, it was disregarded as a separate entity for federal, state and local income tax purposes. As a result, all items of income, expense, gain and loss were passed through and generally reportable on the tax returns of Wilton’s sole member. As a Subchapter C Corporation under the Internal Revenue Code, the Company accounted for its income taxes following the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under such method, deferred tax assets and liabilities are recognized for future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
At March 31, 2006, the Company had a federal net operating loss carryforward (“NOL”) of approximately $70,000, expiring on December 31, 2021. The NOL may also have been available for state tax purposes, but in a lesser amount and for a shorter period of time. At March 31, 2006 and December 31, 2005, there were no deferred tax assets due to the Company’s intention to elect RIC status.
The Company intends to elect to be treated as a RIC under the Code, which election will be effective as of August 1, 2005; accordingly, the Company’s tax year ends on July 31. As a result, the Company’s policy is to comply with the requirements of the Code that are applicable to RICs and to distribute substantially all of its taxable income to its stockholders. Therefore, no federal income tax provision is required. As a RIC, the Company may be unable to use NOL carryforward to offset taxable income or gains, but should be able to use the carryforward to offset built-in asset gains existing as of August 1, 2005 and realized prior to July 31, 2015. For tax purposes, the cost basis of the portfolio investments at March 31, 2006 was $181.4 million.
In accordance with Statement of Position 93-2 Determination, Disclosure and Financial Statement Presentation of Income, Capital Gain, and Return of Capital Distributions by Investment Companies, GAAP and tax basis differences relating to stockholder dividends and distributions and other permanent GAAP and tax differences are classified to paid-in capital. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.
Distributable taxable income differs from GAAP net investment income primarily due to: (1) origination fees received in connection with investments in portfolio companies are treated as taxable income upon receipt; (2) certain stock compensation and other bonus accruals are not currently deductible for tax purposes.
Distributable taxable income for the period January 1, 2006 through March 31, 2006 and for the period August 1, 2005 (commencement of RIC status) through March 31, 2006 is as follows:

	January 1, 2006 to	August 1, 2005 to
	March 31, 2006	March 31, 2006
GAAP Net Investment Income	$3,709,534	$3,686,653
Tax timing differences of:
Origination fees	(221,799)	587,842
Stock compensation expense and bonus accruals	378,635	173,854

Tax Distributable Income	$3,866,370	$4,448,349

As noted above, the Company’s first tax year as a RIC will end on July 31, 2006, and the taxable distributable income will be determined as of that date to determine the tax character of the distributions. Upon determination of such amount, the Company will reclassify distributions in excess of tax distributable income to paid-in capital. At March 31, 2006, the Company had estimated that $2.3 million of distributions to date will be treated as return of capital, and the balance of $6.4 million treated as ordinary dividends. There have been no realized gains to date.
Note 10. Financial Highlights

	For the Three Months Ended
	March 31,
Per Share Data:	2006	2005
Net asset value at beginning of period	$10.48	$7.10
Net investment income (loss)	.31	.07
Net change in unrealized depreciation on investments	(.07)	.22
Distributions from net investment income	(.29)	—
Stock based compensation expense	.01	—

Net asset value at end of period	$10.44	$7.39

Total Net Asset Value Return (1)	5.1%	4.1%

Per share market value, December 31, 2005	$12.20
Per share market value, March 31, 2006	$12.50

	For the Three Months Ended
	March 31,
Per Share Data:	2006	2005
Total Market Value Return (2)	4.8%	—

Shares outstanding at end of period	12,136,655	3,847,902

Ratios and Supplemental Data:
Net assets at end of period	$126,684,745	$28,433,147
Average net assets	127,884,666	27,872,533
Ratio of operating expenses to average net assets (annualized)	7.9%	29.7%
Ratio of net investment income (loss) to average net assets (annualized)	11.6%	3.9%
Average borrowings outstanding	$50,355,556	$41,138,884
Average amount of borrowings per share	$4.15	$10.69

(1)	The total net asset value return (not annualized) reflects the change in net asset value of a share of stock. On July 27, 2005, the Company merged Patriot and Wilton, and effected a stock split. As a result, the Company’s financial statements reflect 3,847,902 shares issued and outstanding for the periods prior to the merger. On August 2, 2005, the Company closed its initial public offering of 7,190,477 shares of common stock and on August 15, 2005, the underwriters exercised their option to purchase an additional 1,078,572 shares of common stock.

(2)	The total market value return (not annualized) reflects the change in the ending market value per share plus dividends, divided by the beginning market value per share.
Note 11. Subsequent Events
On May 9, 2006, the Board of Directors declared a cash dividend of $0.29 per share, payable on July 17, 2006 to stockholders of record as of the close of business June 2, 2006. Such cash dividend is payable on total shares issued and outstanding on the record date.
On April 27, 2006, the Company received notice that the senior lender to Interstate Highway Sign Corporation had exercised its right to block payment of interest by Interstate Highway Sign Corporation on the Company’s subordinated debt investment in Interstate Highway Sign Corporation.
On May 12, 2006, the Company entered into an agreement to sell all of its investments in Interstate Highway Sign Corporation to an investment fund for $3.66 million. The sale transaction is subject to the negotiation of definitive documentation as well as the completion of certain administrative tasks necessary to effectuate the transfer of the investments, and accordingly, may not result in a completed transaction. The agreement also provides that the Company may be entitled to participate partially in any recovery of principal on, or future consideration received with respect to, the subordinated debt component of such investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.
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
     In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our 2005 annual report on Form 10-K. Other factors that could cause actual results to differ materially include:
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
Portfolio Composition
     Our primary business is lending to and investing in small- to mid-sized businesses through investments in senior secured loans, junior secured loans, subordinated debt investments and equity investments, including warrants. The fair value of our portfolio (excluding unearned income of $3.1 million and $3.4 million at March 31, 2006 and December 31, 2005, respectively) was $176.7 million and $141.4 million at March 31, 2006 and December 31, 2005, respectively. The increase in the value of our portfolio during each period is primarily attributable to newly-originated investments.
     Total portfolio investment activity (excluding unearned income) as of and for the three months ended March 31, 2006 and the year ended December 31, 2005 was as follows:

	March 31, 2006	December 31, 2005
Beginning portfolio at fair value	$141,390,954	$67,677,751
Originations/draws/purchases	51,172,394	88,850,000
Investments in equity securities	325,000	575,490
Investment pay-downs	(15,894,462)	(14,572,867)
Increase in payment-in-kind interest	551,977	1,825,755
Decrease in fair value of investments	(804,333)	(2,965,175)

Ending portfolio at fair value	$176,741,530	$141,390,954

As of March 31, 2006 and December 31, 2005, the composition of our portfolio at fair value (excluding unearned income) was as follows:

	March 31, 2006		December 31, 2005
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio
Senior secured revolving lines of credit	$547,394	0.3%	$250,000	0.2%
Senior secured term loans	85,298,252	48.3	62,802,077	44.4
Junior secured term loans	28,837,125	16.3	21,704,625	15.3
Senior subordinated debt	60,791,459	34.4	55,638,952	39.4
Investments in equity securities	1,267,300	0.7	995,300	0.7

Totals	$176,741,530	100.0%	$141,390,954	100.0%

     For the three months ended March 31, 2006 and year ended December 31, 2005, the weighted average yield on all of our outstanding debt investments was approximately 15.5% and 13.5%, respectively. The yield during the three months ended March 31, 2006 was positively impacted by the realization of unamortized fees and warrants on one of our portfolio companies, as a result of the pay-off of their entire outstanding debt. The total remaining balance of unamortized fees and warrants for this portfolio company recognized during the three months ended March 31, 2006 totaled $713,000. Yields are computed using actual interest income earned for the year (annualized for the three months ended March 31, 2006), including amortization of loan fees and original issue discount, divided by the weighted average fair value of debt investments. As of March 31, 2006 and December 31, 2005, $85.8 million and

$82.5 million, respectively, of our portfolio investments at fair value (excluding unearned income) were at fixed interest rates, which represented approximately 49% and 58%, respectively, of our total portfolio of investments at fair value (excluding unearned income). We generally structure our subordinated debt investments at fixed rates and our senior secured and junior secured loans at variable rates. On March 13, 2006, the Company, through its special purpose subsidiary, entered into a five year interest rate swap agreement at a fixed rate of 5.04%, plus a spread of 1.75%, on an initial notional amount of $20.0 million. The swap was put into place to hedge against changes in variable interest payment on a portion of the Company’s outstanding borrowings. We assessed the effectiveness of the swap as a hedge at inception, and considered the swap to be a completely effective cash flow hedge under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of March 31, 2006, net unrealized gains attributed to the forward swap cash flow hedge were approximately $49,000 and were included as a component of other comprehensive income. While hedging activities may insulate us against adverse changes in interest rates, it may also limit our ability to participate in the benefits of lower rates with respect to the hedged portfolio.
     As of March 31, 2006 and December 31, 2005, the composition of our investment portfolio by industry sector, (excluding unearned income), at cost and fair value was as follows:

	March 31, 2006				December 31, 2005
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Manufacturing	$112,116,129	61.8%	$107,651,668	60.9%	$74,921,696	51.6%	$71,172,168	50.3%
Distribution	16,862,130	9.3	16,862,130	9.5	3,850,000	2.6	3,850,000	2.7
Service	16,570,943	9.1	16,293,543	9.2	16,901,343	11.6	16,654,743	11.8
Consumer / Retail Goods	31,963,584	17.6	31,968,184	18.1	31,580,928	21.8	31,606,328	22.4
Publishing	3,411,105	1.9	3,443,605	2.0	3,515,015	2.4	3,533,915	2.5
Defense	463,168	0.3	522,400	0.3	14,463,168	10.0	14,573,800	10.3

Total	$181,387,059	100.0%	$176,741,530	100.0%	$145,232,150	100.0%	$141,390,954	100.0%

(1)	Represents percentage of total portfolio.
     At March 31, 2006 and December 31, 2005, our two largest investments (as a percentage of commitments) represented approximately 21% and 24%, respectively, of the total investment portfolio at fair value. Investment income, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate upon repayment of an investment or sale of a debt or equity interest. Revenue recognition in any given period can be highly concentrated among several portfolio companies. During the three months ended March 31, 2006, investment income from one customer accounted for 18.6% of total investment income. During the three months ended March 31, 2005, investment income from five customers accounted for 20.1%, 18.2%, 14.9%, 12.2%, and 11.2%, respectively of total investment income.
     At March 31, 2006, our equity investments consisted of common and preferred stock and warrants to acquire equity interests in certain of our portfolio companies. At December 31, 2005, all of our equity investments were warrants to acquire equity interests in certain of our portfolio companies. Common and preferred stock and warrants to acquire equity interests allow us to participate in the potential appreciation in the value of the portfolio company.
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
     The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
	Investments at	Percentage of	Investments at	Percentage of
Investment Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	$20,815,287	11.9%	$16,069,312	11.5%
2	129,072,109	73.5	102,189,918	72.8
3	24,336,834	13.9	20,136,424	14.3
4	—	—	2,000,000	1.4
5	1,250,000	0.7	—	—
Totals	$175,474,230	100.0%	$140,395,654	100.0%

Loans and Debt Securities on Non-Accrual Status
     At March 31, 2006 and December 31, 2005, loans and debt securities at fair value not accruing PIK interest for our total investment portfolio were $1.3 million and $2.0 million, respectively, all of which related to one investment. At March 31, 2006, all cash interest and principal due on this investment was paid on a timely basis. However, on April 27, 2006, we received notice that the senior lender to Interstate Highway Sign Corporation had exercised its right to block payment of interest by Interstate Highway Sign Corporation on our subordinated debt investment in Interstate Highway Sign Corporation.
Results of Operations
     The principal measure of our financial performance is net income (loss) which is the sum of three elements. The first element is net investment income (loss), which is the difference between our income from interest, dividends, fees, and other investment income and our operating expenses. The second element is realized gain (loss) on investments, which is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. The third element is net unrealized appreciation (depreciation) on investments which is the net change in the fair value of our investment portfolio.
Comparison for the three months ended March 31, 2006 and 2005
     Total Investment Income
     Total investment income includes interest and dividend income on our investments, fee income and other investment income. Fee income consists principally of loan and arrangement fees, annual administrative fees and unused fees. Other investment income consists primarily of the recognition of deferred financing fees received from one of our portfolio companies on the pay-off of their entire outstanding debt.
     Total investment income for the three months ended March 31, 2006 and 2005 was $6.2 million and $2.3 million, respectively. For the three months ended March 31, 2006, this amount consisted of interest income of $149,000 from cash and cash equivalents, $5.4 million of interest income from portfolio investments (which included $552,000 in payment-in-kind or PIK interest) and $70,000 in fee income. For the three months ended March 31, 2005, this amount primarily consisted of interest income of $7,000 from cash and cash equivalents, $2.3 million of interest income from portfolio investments (which included $374,000 in PIK interest) and $31,000 in fee income.
     The increase in our total investment income for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 is primarily attributable to an increase in the weighted average fair value balance outstanding of, and higher yields on, our interest-bearing investment portfolio during the quarter ended March 31, 2006. During the three months ended March 31, 2006, the weighted average fair value balance outstanding of our interest-bearing investment portfolio was approximately $156.7 million as compared to approximately $67.9 million during the three months ended March 31, 2005.
     Expenses
     Expenses include compensation expense, consulting fees, interest payments on our outstanding indebtedness, professional fees, and general and administrative expenses.
     Expenses for the three months ended March 31, 2006 and March 31, 2005 were $2.5 million and $2.1 million, respectively. Expenses increased for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 primarily as a result of higher employee compensation, which increased by $440,000, higher professional fees, which increased by $131,000, and higher general and administrative expenses, which increased by $208,000. Those increases were offset by a decrease in consulting fees in the amount of $250,000 and a decrease in interest expense in the amount of $83,000. The higher employee compensation was attributable to the increase in the number of our personnel due to increased investment activities and increased bonus accruals primarily due to our entry into employment agreements with certain of our executive officers during the latter part of 2005. We expect to hire additional employees as needed in the future as our investment activities grow. The higher professional fees are attributable to being a public company. The higher general and administrative expenses are primarily attributable to higher insurance costs; specifically, directors and officers insurance, higher rent expense and higher director fees.
     We incurred consulting fees in the amount of $250,000 for the three months ended March 31, 2005, payable to two entities affiliated with Compass. Those consulting arrangements were terminated on July 27, 2005. The decrease in interest expense is due to higher interest rates during 2005 on our prior debt facility and less borrowings outstanding in the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. Interest expense for the three months ended March 31, 2006 consisted of interest charges of $813,000, unused facility fees of $55,000 and amortization of debt issuance costs of $101,000. Interest expense for the three months ended March 31, 2005 of $1.1 million consisted only of interest charges.
     Realized Gains (Losses) on Sale of Investments
     Net realized gain (loss) on sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. We did not realize any gains or losses on the sale of our portfolio investments during the three months ended March 31, 2006 or 2005.
     Net Change in Unrealized Appreciation or Depreciation on Investments
     We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to our valuation policy and a consistently applied valuation process. At March 31, 2006, and December 31, 2005, portfolio investments recorded at fair value (including unearned income) were approximately 94.4% and 91.6%, respectively, of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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
     We received valuation assistance from our independent valuation firm, Duff & Phelps, LLC, on our entire investment portfolio at March 31, 2006 and December 31, 2005.
     Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio. During the three months ended March 31, 2006, we recorded net unrealized depreciation of $804,000 on our investments, which primarily consisted of $750,000 of unrealized depreciation in the fair value of our investment in Interstate Highway Sign Corporation. We had previously recorded unrealized appreciation of $806,000 in the fair value of our investment in Interstate Highway Sign Corporation during the quarter ended March 31, 2005. Total unrealized appreciation recorded during the three months ended March 31, 2005 was $850,000. See “Recent Developments” describing the Company entering into a pending agreement to sell all of its investments in Interstate Highway Sign Corporation.
     Net Income
     Net income was $2.9 million for the quarter ended March 31, 2006 as compared to net income of $1.1 million for the quarter ended March 31, 2005.

Financial Condition, Liquidity and Capital Resources
Cash, Cash Equivalents and Restricted Cash
     At March 31, 2006 and December 31, 2005, we had $4.2 million and $2.4 million, respectively, in cash and cash equivalents. In addition, at March 31, 2006 and December 31, 2005, we had $3.3 million and $7.8 million, respectively, in restricted cash. The restricted cash balances represented funds held under the terms of our $140.0 million securitization revolving credit facility with an affiliate of Harris Nesbitt Corp (“Securitization Facility”). A portion of these funds, approximately $2.5 million and $6.8, million were released to us on April 13, 2006 and January 12, 2006, respectively.
     For the three months ended March 31, 2006, net cash provided by operating activities totaled $2.1 million, compared to net cash provided by operating activities of $156,000 for the comparable period. This change was due primarily to $2.9 million in net income in 2006 compared to net income of $1.1 million in 2005. The increase in net cash provided by operating activities in 2006 was also related to an increase of $325,000 in interest payable and offset by a $342,000 increase in interest receivable, a $552,000 increase in PIK interest accrued but not yet received in cash, a $340,000 decrease in unearned income and a $908,000 decrease in accounts payable, accrued and other (which primarily related to accrued bonuses). Cash used for investing activities totaled $35.6 million and $4.0 million for the three months ended March 31, 2006 and 2005, respectively. This change was principally due to higher investment origination, partially offset by $15.9 million in loan prepayments and scheduled amortization. Cash provided by financing activities totaled $35.4 million and $2.6 million in the three months ended March 31, 2006 and 2005, respectively. This change was principally due to a net increase of $30.8 million in our borrowings under our Securitization Facility, and a decrease in restricted cash of $4.6 million, in the three months ended March 31, 2006 as compared to a net increase of $2.6 million in our borrowings, in the three months ended March 31, 2005.
Liquidity and Capital Resources
     Prior to our initial public offering, our primary sources of capital had been from Compass which provided us with a $30.1 million equity investment, a $400,000 demand note and a $2.0 million secured revolving line of credit and an unaffiliated lender which provided us with a line of credit under which we had the ability to borrow up to $120.0 million, subject to certain conditions. On August 2, 2005, we completed an initial public offering of 7,190,477 shares of our common stock and on August 15, 2005, the underwriters exercised their option to purchase an additional 1,078,572 shares of common stock. We received net proceeds, after underwriters’ discounts and commissions, and offering expenses of $106.1 million. Concurrent with our initial public offering, we entered into a securitization revolving credit facility. See “– Borrowings.”
     We expect our cash on hand, borrowings under our current and future debt agreements, including our securitization revolving credit facility, equity financings, and cash generated from operations, including income earned from investments in our portfolio companies and, to a lesser extent, the temporary investments of cash in U.S. government securities and other high-quality debt investments that mature in one year or less, to be adequate to meet our cash needs at our current level of operations. Our securitization revolving credit facility contains collateral requirements, including, but not limited to, minimum diversity, rating and yield, and limitations on loan size. These limitations may limit our ability to fund certain new originations with advances under the facility, in which case we will seek to fund originations using new debt or equity financings, which may or may not be available on favorable terms, if at all.
     In order to satisfy the requirements applicable to RICs under Subchapter M of the Internal Revenue Code of 1986, we intend to continue to distribute to our stockholders substantially all of our taxable income, except for certain realized net capital gains. Taxable income generally differs from net income (loss) for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Taxable income includes cash fees collected and non-cash items, such as PIK interest. Cash collections of income resulting from PIK interest generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense. See “– Regulated Investment Company Status and Dividends.”
     In addition, as a business development company, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. As of March 31, 2006, this ratio was 351%. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
     On May 9, 2006, the Board of Directors authorized a cash dividend of $0.29 per share, payable on July 17, 2006 to stockholders of record as of the close of business June 2, 2006. Such cash dividend is payable on total shares issued and outstanding on the record date.

Borrowings
     Credit Agreement. On February 11, 2003, we entered into a $120.0 million credit agreement with an unaffiliated lender for the purpose of financing our investments in portfolio companies. The lender had the sole discretion to make or withhold advances under the credit agreement and amounts that were repaid could not be re-borrowed. As of June 10, 2004, the credit agreement was amended to reduce the interest rate on outstanding borrowings from a fixed rate of 11.75% per annum to a fixed rate of 10.0% per annum. On August 2, 2005, we repaid all outstanding borrowings under this credit agreement, including a prepayment penalty of $3.4 million we incurred in connection with such repayment, with substantially all of the proceeds we received from our initial public offering and terminated the credit agreement in conjunction with such repayment.
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
     Securitization Revolving Credit Facility. On July 27, 2005, we, through a wholly-owned, bankruptcy remote, special purpose subsidiary of ours, entered into a securitization revolving credit facility with an entity affiliated with Harris Nesbitt Corp. The facility allows our special purpose subsidiary to borrow up to $140.0 million through the issuance of notes to a multi-seller commercial paper conduit that is administered by the affiliated entity. The facility is secured by all of the loans held by our special purpose subsidiary. The facility bears interest at the commercial paper rate plus 1.75% and has a term of three years. The facility provides for the payment to the lender of a monthly fee equal to 0.25% per annum on the unused amount of the facility. We intend to use the proceeds of the facility to fund our loan origination activities and for general corporate purposes. Each loan origination under the securitization revolving credit facility will be subject to the satisfaction of certain conditions. We cannot assure you that we will be able to borrow funds under the securitization revolving credit facility at any particular time or at all. As of March 31, 2006, $52.4 million was outstanding under the facility.
     On March 13, 2006, through our special purpose subsidiary, we entered into a five year interest rate swap agreement at a fixed rate of 5.04%, plus a spread of 1.75%, on an initial notional amount of $20.0 million. The swap was put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. We designated the swap as a hedge at the inception, and considered the swap to be a completely effective cash flow hedge under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of March 31, 2006, net unrealized gains attributed to the swap was approximately $49,000 and is included in other comprehensive income.
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
     Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Dividends declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income or the distribution of prior year taxable income carried forward into and distributed in the current year. Distributions also may include returns of capital.
     To obtain and maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute, with respect to each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. We intend to make distributions to our stockholders on a quarterly basis of substantially all of our annual taxable income (which includes our taxable interest and fee income), except for certain taxable net capital gains. We currently intend to retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. During the three months ended March 31, 2006 and 2005, we did not realize any capital gains. To the extent our taxable earnings for a fiscal tax year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.
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
     The fair value of our investments at March 31, 2006 and December 31, 2005 was determined by our board of directors. We received valuation assistance from our independent valuation firm, Duff & Phelps, LLC, on our entire investment portfolio at March 31, 2006 and December 31, 2005.

Fee Income Recognition
     We receive a variety of fees in the ordinary course of our business, including arrangement fees and loan fees. We account for our fee income in accordance with Emerging Issues Task Force Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of a company’s accounting for arrangements containing multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (i.e., there are separate units of accounting). EITF 00-21 states that the total consideration received for the arrangement be allocated to each unit based upon each unit’s relative fair value. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. In determining fair value of various fee income we receive, we will first rely on data compiled through our investment and syndication activities and secondly on independent third party data. The timing of revenue recognition for a given unit of accounting depends on the nature of the deliverable(s) in that accounting unit (and the corresponding revenue recognition model) and whether the general conditions for revenue recognition have been met. Fee income for which fair value cannot be reasonably ascertained is recognized using the interest method in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” (“SFAS No. 91”). We have historically recognized fee income in accordance with SFAS No. 91. In addition, we capitalize and offset direct loan origination costs against the origination fees received and only defer and amortize the net fee.
Payment-in-Kind or PIK Interest
     We include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind or PIK interest, which represents either contractually deferred interest added to the loan balance that is generally due at the end of the loan term or contractually deferred interest added to our equity investment in the portfolio company. We will cease accruing PIK if we do not expect the portfolio company to be able to pay all principal and interest due. In certain cases, a portfolio company makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a portfolio company’s loan can increase while the total outstanding amount of the loan to that portfolio company may stay the same or decrease. Accrued PIK interest represented $2.6 million or 1.5% of our portfolio of investments (excluding unearned income) as of March 31, 2006 and $2.2 million or 1.5% of our portfolio of investments (excluding unearned income) as of December 31, 2005. The net increase in loan balances as a result of contracted PIK arrangements are separately identified on our statements of cash flows.
     PIK related activity for the three months ended March 31, 2006 was as follows:

Three Months
Ended
March 31, 2006
Beginning PIK balance	$2,174,974
PIK interest earned during the period	551,977
PIK payments during the period	(109,462)

Ending PIK balance	$2,617,489

     On September 1, 2005, we ceased accruing PIK interest on one investment and the above table does not include $137,000 of PIK interest that would have been earned on such investment for the period from September 1, 2005 to March 31, 2006.
Interest Income Recognition
     Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. When a loan or debt security becomes 90 days or more past due, or if we otherwise do not expect the debtor to be able to service its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. At March 31, 2006 and December 31, 2005, although none of our loans and debt securities were greater than 90 days past due, loans and debt securities at fair value totaling $1.3 million and $2.0 million, respectively were not accruing PIK interest.

Off-Balance Sheet Arrangements
     We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. We attempt to limit our credit risk by conducting extensive due diligence, negotiating appropriate financial covenants and obtaining collateral where necessary. As of March 31, 2006, we had unused commitments to extend credit to our portfolio companies of $13.2 million, which are not reflected on our balance sheet.
     In connection with our securitization revolving credit facility, our special purpose subsidiary is required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions. We have agreed to guarantee the payment of certain swap breakage costs that may be payable by our special purpose subsidiary in connection with any such interest rate swap agreements or other interest rate hedging transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – Borrowings.”
Contractual Obligations
     On August 11, 2005, we entered into a lease agreement for office space expiring on January 15, 2011. Future minimum lease payments due under the office lease are as follows: remainder of 2006 — $168,000; 2007 — $231,000; 2008 — $237,000; 2009 — $241,000; 2010 — $247,000; 2011 — $21,000. The term of our Securitization Facility is three years ending in July 2008. The Securitization Facility contains provisions for the payment of any outstanding balance in full upon maturity.
Related Party Transactions
     Prior to our initial public offering, Compass beneficially owned 100% of our equity interests. As of March 31, 2006, Compass beneficially owned 10.5% of the outstanding shares of our common stock.
     In November 2002, we entered into an informal arrangement with The Compass Group International LLC, (“Compass International”) the investment advisor for Compass, under which we occupied space at Compass International’s offices located in Westport, Connecticut in exchange for Compass International’s use of certain of our administrative personnel. In October 2005, we entered into a lease agreement for new office space in Westport, Connecticut with an unaffiliated third party. As a result, we terminated our informal arrangement with Compass International on October 1, 2005.
     Prior to our initial public offering, Kilgore Consulting CPM LLC, an entity affiliated with Compass, provided consulting services to us. Pursuant to the consulting agreement, Kilgore Consulting regularly analyzed the viability and performance of certain investments and advised us with respect to the suitability of additional investment opportunities. Under the consulting agreement, we paid Kilgore Consulting an annual fee of $500,000 for such consulting services. Pursuant to the consulting agreement, we elected to defer the payment of such consulting fees until the later of January 1, 2006 or the termination of the agreement. This consulting agreement was terminated on July 27, 2005. We used a portion of the net proceeds we received in connection with our initial public offering to pay all accrued but unpaid consulting fees owed under the consulting agreement at the time of its termination.
     Prior to our initial public offering, Philan LLC, an entity affiliated with Compass, provided consulting services to us. Pursuant to the consulting agreement, Philan LLC analyzed our business and assisted us in developing and planning the implementation of operating and internal growth strategies. Under the consulting agreement, we paid Philan LLC an annual fee of $500,000 for such consulting services. This consulting agreement was terminated on July 27, 2005. We used a portion of the net proceeds we received in connection with our initial public offering to pay all accrued but unpaid consulting fees owed under the consulting agreement at the time of its termination.
     On February 11, 2003, we entered into a $2.0 million revolving credit agreement with an entity affiliated with Compass. On July 12, 2005, we repaid all outstanding borrowings under this revolving credit agreement and terminated the revolving credit agreement in conjunction with such repayment.
     On February 11, 2003, we also entered into a $400,000 note agreement with an entity affiliated with Compass. On May 9, 2005, we repaid all outstanding borrowings under this note agreement.
Recent Developments
     On May 9, 2006, the Board of Directors declared a cash dividend of $0.29 per share, payable on July 17, 2006 to stockholders of record as of the close of business June 2, 2006. Such cash dividend is payable on total shares issued and outstanding on the record date.
     On April 27, 2006, the Company received notice that the senior lender to Interstate Highway Sign Corporation had exercised its right to block payment of interest by Interstate Highway Sign Corporation on the Company’s subordinated debt investment in Interstate Highway Sign Corporation.
     On May 12, 2006, the Company entered into an agreement to sell all of its investments in Interstate Highway Sign Corporation to an investment fund for $3.66 million. The sale transaction is subject to the negotiation of definitive documentation as well as the completion of certain administrative tasks necessary to effectuate the transfer of the investments, and accordingly, may not result in a completed transaction. The agreement also provides that the Company may be entitled to participate partially in any recovery of principal on, or future consideration received with respect to, the subordinated debt component of such investments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There has been no material change in quantitative and qualitative disclosures about market risks since December 31, 2005.
Item 4. Controls and Procedures
(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.
(b)	There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors
     There were no material changes from the risk factors previously disclosed in our 2005 annual report on Form 10-K.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2006.

PATRIOT CAPITAL FUNDING, INC.
By:	/s/ Richard P. Buckanavage
Richard P. Buckanavage
Chief Executive Officer and President

By:	/s/ William E. Alvarez, Jr.
William E. Alvarez, Jr.
Executive Vice President, Chief Financial Officer and Secretary