Form 10-Q
period 2006-06-30
Patriot Capital Funding, Inc.
filed 2006-08-10
CIK 1321560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated, or non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large Accelerated Filer ☐       Accelerated Filer ☐       Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of August 9, 2006 was 15,786,769.

PATRIOT CAPITAL FUNDING, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Patriot Capital Funding, Inc.
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
Investments at fair value:
Investments in debt securities (cost of $193,003,935 – 2006, $144,154,600 - 2005)	$193,003,935	$140,395,654
Investments in equity securities (cost of $1,856,308 – 2006, $1,077,550 – 2005)	1,822,080	995,300
Unearned income	(3,092,071)	(3,439,295)

Total investments	191,733,944	137,951,659
Cash and cash equivalents	2,285,370	2,371,841
Restricted cash	6,416,009	7,806,328
Interest receivable	900,529	867,475
Other assets	1,564,384	1,658,690

TOTAL ASSETS	$202,900,236	$150,655,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Borrowings	$32,278,750	$21,650,000
Interest payable	191,867	60,334
Dividends payable	3,525,932	—
Accounts payable, accrued expenses and other	2,099,662	1,793,294

TOTAL LIABILITIES	38,096,211	23,503,628

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 15,758,387 and 12,136,655 shares issued and outstanding at at June 30, 2006, and December 31, 2005, respectively	157,584	121,367
Paid-in capital	173,389,548	136,267,552
Accumulated net investment loss	(1,912,061)	(1,912,061)
Distributions in excess of net investment income	(3,724,610)	(3,483,297)
Accumulated net realized loss	(3,271,091)	—
Net unrealized gain on interest rate swap	198,884	—
Net unrealized depreciation on investments	(34,229)	(3,841,196)

TOTAL STOCKHOLDERS’ EQUITY	164,804,025	127,152,365

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$202,900,236	$150,655,993

NET ASSET VALUE PER COMMON SHARE	$10.46	$10.48

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

INVESTMENT INCOME
Interest and dividend income	$5,752,032	$2,792,453	$11,191,803	$5,099,690
Fees	55,833	34,497	125,901	65,497
Other investment income	—	—	713,449	—

Total Investment Income	5,807,865	2,826,950	12,031,153	5,165,187

EXPENSES
Compensation expense	848,418	461,879	1,717,165	890,229
Consulting fees	—	250,000	—	500,000
Interest expense	954,257	1,349,326	1,923,388	2,401,666
Professional fees	224,216	166,866	424,285	236,179
General and administrative expense	686,259	120,647	1,162,066	388,113

Total Expenses	2,713,150	2,348,718	5,226,904	4,416,187

Net Investment Income	3,094,715	478,232	6,804,249	749,000

NET REALIZED AND UNREALIZED GAINS AND (LOSSES)
Net realized loss on investments	(3,271,091)	—	(3,271,091)	—
Net unrealized appreciation (depreciation) on investments	4,611,300	(170,450)	3,806,967	680,011
Net unrealized gain on interest rate swap	149,687	—	198,884	—

Net gain (loss)	1,489,896	(170,450)	734,760	680,011

NET INCOME	$4,584,611	$307,782	$7,539,009	$1,429,011

Earnings per share, basic and diluted	$0.36	$0.08	$0.60	$0.37

Weighted average shares outstanding, basic and diluted	12,788,727	3,847,902	12,464,492	3,847,902

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statement of Stockholders’ Equity
(unaudited)

				Distributions			Net
			Accumulated	In Excess of	Net	Net	Unrealized
			Net	Net	Realized	Unrealized	Appreciation
			Investment	Investment	Loss on	Gain on	(Depreciation)	Total
For the Six Months Ended	Common		Income	Income	Sale of	Interest Rate	on	Stockholders
June 30, 2006:	Stock	Paid-in Capital	(Loss)	(Loss)	Investments	Swap	Investments	Equity

Balance, December 31, 2005	$121,367	$136,267,552	$(1,912,061)	$(3,483,297)	$—	$—	$(3,841,196)	$127,152,365
Shares issued in connection with dividend reinvestment	217	269,030	—	—	—	—	—	269,247
Sale of Common Stock, net of offering expenses of $2.4 million	36,000	36,654,690	—	—	—	—	—	36,690,690
Stock option compensation	—	198,276	—	—	—	—	—	198,276
Distributions declared ($0.58 per common share)	—	—	(6,804,249)	(241,313)	—	—	—	(7,045,562)
Net income	—	—	6,804,249	—	(3,271,091)	198,884	3,806,967	7,539,009

Balance, June 30, 2006	$157,584	$173,389,548	$(1,912,061)	$(3,724,610)	$(3,271,091)	$198,884	$(34,229)	$164,804,025

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,539,009	$1,429,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237,245	11,544
Change in interest receivable	(33,054)	(82,422)
Realized loss on sale of investment	3,271,091	—
Change in unrealized depreciation on investments	(3,806,967)	(680,011)
Unrealized gain on interest rate swap	(198,884)	—
Payment-in-kind interest and dividends	(1,144,116)	(840,942)
Stock-based compensation expense	198,276	—
Change in unearned income	(153,947)	203,649
Change in interest payable	131,533	203,175
Change in management fee payable	—	375,000
Change in other assets	93,570	—
Change in accounts payable and accrued expenses	306,368	821,520

Net cash provided by operating activities	6,440,124	1,440,554

CASH FLOWS FROM INVESTING ACTIVITIES:
Funded investments	(74,102,610)	(17,900,000)
Principal repayments on investments	18,519,755	1,691,250
Proceeds from sale of investment	3,634,509	—
Purchase of furniture and equipment	(37,625)	(3,882)

Net cash used for investing activities	(51,985,971)	(16,212,632)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	184,578,750	18,900,000
Repayments on borrowings	(173,950,000)	(3,254,583)
Net proceeds from sale of common stock	36,959,937	—
Dividends paid	(3,519,630)	—
Deferred offering costs	—	(747,826)
Net decrease (increase) in restricted cash	1,390,319	(1,000,000)

Net cash provided by financing activities	45,459,376	13,897,591

NET DECREASE IN CASH AND CASH EQUIVALENTS	(86,471)	(874,517)

CASH AND CASH EQUIVALENTS AT:
Beginning of Period	2,371,841	2,491,477

End of Period	$2,285,370	$1,616,960

Supplemental information:
Interest paid	$1,791,856	$2,198,499

Non-cash financing activities:
Dividends declared but not paid	$3,525,932	$—

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Schedule of Investments
(unaudited)
June 30, 2006

Company(1)	Industry	Investment	Principal	Cost	Fair Value(3)

Agent Media Corporation	Publisher of insurance industry periodicals	Senior Secured Term Loan A (9.9%, Due 9/08)	$1,125,000	$1,125,000	$1,125,000
		Senior Secured Term Loan B (2) (12.0%, Due 9/09)	2,130,105	2,130,105	2,130,105
		Common Stock Warrants, Less than 5% of Co.(4)		31,000	58,100

Allied Defense Group, Inc.	Diversified defense company	Common Stock Warrants, Less than 5% of Co.(4)		463,168	523,400

Bare Escentuals Beauty, Inc.	Marketer of mineral-based cosmetics and branded skin care products	Junior Secured Term Loan (12.4%, Due 2/13)	1,000,000	1,000,000	1,000,000

Borga, Inc.	Manufacturer of pre-fabricated metal building systems	Senior Secured Term Loan A (8.8%, Due 3/09)	1,633,500	1,633,500	1,633,500

		Senior Secured Term Loan B (11.8%, Due 5/10)	1,822,750	1,822,750	1,822,750

		Senior Secured Term Loan C (2) (16.0%, Due 5/10)	7,333,838	7,333,838	7,333,838

		Common Stock Warrants, Less than 5% of Co.(4)		20,250	90,200

Cheeseworks, Inc.	Distributor of specialty cheese and food products	Revolving Line of Credit (9.5%, Due 6/11)	5,080,219	5,080,219	5,080,219

		Senior Secured Term Loan (12.5%, Due 6/11)	12,275,000	12,275,000	12,275,000

Copperhead Chemical Company, Inc.	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt (2) (15.3%, Due 11/10)	4,745,416	4,745,416	4,745,416

Dover Saddlery, Inc.	Equestrian products catalog retailer	Senior Subordinated Debt (11.5%, Due 9/09)	3,000,000	3,000,000	3,000,000

		Common Stock Warrants, Less than 5% of Co.(4)		148,200	170,400

Eight O’Clock Coffee Company	Manufacturer, distributor, and marketer of coffee	Junior Secured Term Loan (12.1%, Due 11/12)	6,500,000	6,500,000	6,500,000

Company(1)	Industry	Investment	Principal	Cost	Fair Value(3)

Encore Legal Solutions, Inc.	Legal document management services	Junior Secured Term Loan A (13.2%, Due 12/08)	4,310,000	4,310,000	4,310,000

		Junior Secured Term Loan B (10.9%, Due 12/09)	6,927,125	6,927,125	6,927,125

		Senior Subordinated Debt (2) (17.0%, Due 5/10)	5,021,610	5,021,610	5,021,610

		Common Stock Warrants, Less than 5% of Co.(4)		350,000	56,500

EXL Acquisition Corp.	Manufacturer of lab testing supplies	Senior Secured Term Loan A (8.4%, Due 3/11)	7,700,000	7,700,000	7,700,000

		Senior Secured Term Loan B (8.9%, Due 3/12)	2,394,000	2,394,000	2,394,000

		Senior Secured Term Loan D (15.0%, Due 3/12)	5,000,000	5,000,000	5,000,000

		Common Stock – Class A (4)		2,475	45,300

		Common Stock – Class B (2)		254,813	255,200

Fairchild Industrial Products, Co.	Manufacturer of industrial controls and power transmission products	Senior Secured Term Loan A (9.2%, Due 7/10)	10,470,000	10,470,000	10,470,000

		Senior Secured Term Loan B (11.2%, Due 7/11)	2,806,250	2,806,250	2,806,250

		Senior Subordinated Debt (2) (15.5%, Due 7/11)	5,375,250	5,375,250	5,375,250

		Preferred Stock (2)		381,995	381,995

		Common Stock (4)		121,597	137,400

Impact Products, LLC	Distributor of janitorial supplies	Junior Secured Term Loan B (9.6%, Due 9/12)	7,481,250	7,481,250	7,481,250

		Senior Secured Term Loan C (2) (13.5%, Due 9/12)	5,547,993	5,547,993	5,547,993

Innovative Concepts in Entertainment, Inc.	Manufacturer of coin operated games	Senior Secured Term Loan A (8.2%, Due 2/11)	5,775,000	5,775,000	5,775,000

		Senior Secured Term Loan B (9.7%, Due 2/11)	3,591,000	3,591,000	3,591,000

		Senior Secured Term Loan C (13.0%, Due 8/11)	3,900,000	3,900,000	3,900,000

Keltner Enterprises, LLC (5)	Distributor of automotive oils, chemicals and parts	Senior Subordinated Debt (14.0%, Due 12/11)	3,850,000	3,850,000	3,850,000

Company(1)	Industry	Investment	Principal	Cost	Fair Value(3)
L.A. Spas, Inc.	Manufacturer of above ground spas	Senior Subordinated Debt (2) (15.5%, Due 1/10)	6,896,546	6,896,546	6,896,546

		Common Stock Warrants, Less than 5% of Co.(4)		5,000	—

Natural Products Group, LLC (5)	Manufacturer and marketer of branded personal care products	Junior Secured Term Loan (12.0%, Due 12/13)	2,000,000	2,000,000	2,000,000

Prince Mineral Company, Inc.	Manufacturer of pigments	Junior Secured Term Loan (11.0%, Due 3/11)	3,600,000	3,600,000	3,600,000

		Senior Subordinated Debt (2) (17.0%, Due 9/11)	10,435,313	10,435,313	10,435,313

Quartermaster, Inc.	Retailer of uniforms and tactical equipment to law enforcement and security professionals	Senior Secured Term Loan A (10.1%, Due 12/10)	6,000,000	6,000,000	6,000,000

		Senior Secured Term Loan B (11.3%, Due 12/10)	2,600,000	2,600,000	2,600,000

		Senior Secured Term Loan C (2) (15.0%, Due 12/11)	3,151,131	3,151,131	3,151,131

R-O-M Corporation	Manufacturer of doors, ramps and bulk heads for fire trucks and food transportation	Senior Secured Term Loan A (10.0%, Due 12/09)	3,252,667	3,252,667	3,252,667

		Senior Secured Term Loan B (10.9%, Due 12/10)	3,391,500	3,391,500	3,391,500

		Senior Subordinated Debt (2) (16.0%, Due 12/10)	7,078,829	7,078,829	7,078,829

Robert Rothschild Farm, Inc.	Manufacturer of specialty food products	Senior Secured Term Loan B (8.9%, Due 7/10)	4,650,000	4,650,000	4,650,000

		Senior Subordinated Debt (2) (16.3%, Due 1/12)	4,798,077	4,798,077	4,798,077

Sidump’r Trailer Company	Manufacturer of side dump trailers	Senior Secured Term Loan A (8.7%, Due 1/11)	2,800,000	2,800,000	2,800,000

		Senior Secured Term Loan B (11.7%, Due 1/11)	2,350,000	2,350,000	2,350,000

		Senior Secured Term Loan C (2) (14.0%, Due 7/11)	3,129,566	3,129,566	3,129,566

		Senior Subordinated Debt (12.0%, Due 1/12)	75,000	75,000	75,000

Company(1)	Industry	Investment	Principal	Cost	Fair Value(3)
		Preferred Stock (2)	77,785	77,785	77,785
		Common Stock (4)	25	25	25,800

Total Investments				194,860,243	194,826,015
Unearned Income				(3,092,071)	(3,092,071)

Total Investments Net of Unearned Income				$191,768,172	$191,733,944
				—

(1)	The Company does not “control,” and is not an “affiliate” of, any of its portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company would “control” a portfolio company if the Company owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if the Company owned 5% or more of its voting securities.

(2)	Amount includes payment-in-kind (PIK) interest or dividends.

(3)	Fair value is determined in good faith by our board of directors.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.
See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.
Consolidated Schedule of Investments
December 31, 2005

Company(1)	Industry	Investment	Principal	Cost	Fair Value(3)
Agent Media Corporation	Publisher of insurance industry periodicals	Senior Secured Term Loan A (11.8%, Due 9/08)	$1,375,000	$1,375,000	$1,375,000

		Senior Secured Term Loan B (2) (16.0%, Due 9/09)	2,109,015	2,109,015	2,109,015

		Common Stock Warrants, Less than 5% of Co.(4)		31,000	49,900

Allied Defense Group, Inc.	Diversified defense company	Senior Secured Term Loan (11.5%, Due 11/10)	14,000,000	14,000,000	14,000,000

		Common Stock Warrants, Less than 5% of Co.(4)		463,168	573,800

Borga, Inc.	Manufacturer of pre-fabricated metal building systems	Senior Secured Term Loan A (7.7%, Due 3/09)	2,046,000	2,046,000	2,046,000

		Senior Secured Term Loan B (10.7%, Due 5/10)	1,835,250	1,835,250	1,835,250

		Senior Secured Term Loan C (2)(16.0%, Due 5/10)	7,188,062	7,188,062	7,188,062

		Common Stock Warrants, Less than 5% of Co.(4)		20,250	89,600

Copperhead Chemical Company, Inc.	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt (2) (15.3%, Due 11/10)	4,668,608	4,668,608	4,668,608

Dover Saddlery, Inc.	Equestrian products catalog retailer	Senior Subordinated Debt (11.5%, Due 9/09)	3,000,000	3,000,000	3,000,000

		Common Stock Warrants, Less than 5% of Co.(4)		148,200	178,600

Eight O’Clock Coffee Company	Manufacturer, distributor, and marketer of coffee	Junior Secured Term Loan (11.4%, Due 11/12)	6,500,000	6,500,000	6,500,000

Encore Legal Solutions, Inc.	Legal document management services	Junior Secured Term Loan A (9.8%, Due 12/08)	4,660,000	4,660,000	4,660,000

		Junior Secured Term Loan B (8.3%, Due 12/09)	6,944,625	6,944,625	6,944,625

		Senior Subordinated Debt (2) (15.0%, Due 5/10)	4,946,718	4,946,718	4,946,718

		Common Stock Warrants, Less than 5% of Co.(4)		350,000	103,400

Fairchild Industrial Products, Co.	Manufacturer of industrial controls and power transmission products	Senior Secured Term Loan A (8.0%, Due 7/10)	9,670,000	9,670,000	9,670,000

		Senior Secured Term Loan B (10.0%, Due 7/11)	2,818,750	2,818,750	2,818,750

		Senior Subordinated Debt (15.5%, Due 7/11)	5,355,000	5,355,000	5,355,000

Company(1)	Industry	Investment	Principal	Cost	Fair Value(3)
Interstate Highway Sign Corporation	Manufacturer of highway and	Senior Secured Term Loan (10.5%, Due 12/09)	1,360,000	1,360,000	1,360,000

	roadway signs	Senior Subordinated Debt (2) (18.0%, Due 12/09)	5,837,409	5,758,946	2,000,000

		Common Stock Warrants, Less than 5% of Co.(4)		59,932	—

Keltner Enterprises, LLC (5)	Distributor of automotive oils, chemicals and parts	Senior Subordinated Debt (14.0%, Due 12/11)	3,850,000	3,850,000	3,850,000

L.A. Spas, Inc.	Manufacturer of above ground spas	Senior Subordinated Debt (2) (15.5%, Due 1/10)	6,776,424	6,776,424	6,776,424

		Common Stock Warrants, Less than 5% of Co.(4)		5,000	—

Prince Mineral Company, Inc.	Manufacturer of pigments	Junior Secured Term Loan (11.0%, Due 3/11)	3,600,000	3,600,000	3,600,000

		Senior Subordinated Debt (2) (17.0%, Due 9/11)	10,228,579	10,228,579	10,228,579

Quartermaster, Inc.	Retailer of uniforms and tactical equipment to law enforcement	Revolving Line of Credit (9.5%, Due 12/10)	250,000	250,000	250,000

	and security professionals	Senior Secured Term Loan A (9.2%, Due 12/10)	6,000,000	6,000,000	6,000,000

		Senior Secured Term Loan B (10.4%, Due 12/10)	2,600,000	2,600,000	2,600,000

		Senior Secured Term Loan C (2) (15.0%, Due 12/11)	3,104,133	3,104,133	3,104,133

Robert Rothschild Farm, Inc.	Manufacturer of specialty food products	Senior Secured Term Loan B (8.5%, Due 7/10)	5,000,000	5,000,000	5,000,000

		Senior Subordinated Debt (2) (16.3%, Due 1/12)	4,697,171	4,697,171	4,697,171

R-O-M Corporation	Manufacturer of doors, ramps and bulk	Senior Secured Term Loan A (8.8%, Due 12/09)	3,400,000	3,400,000	3,400,000

	heads for fire trucks and food transportation	Senior Secured Term Loan B (9.8%, Due 12/10)	3,400,000	3,400,000	3,400,000

		Senior Subordinated Debt (2) (16.0%, Due 12/10)	7,012,319	7,012,319	7,012,319

Total Investments				145,232,150	141,390,954
Unearned Income				(3,439,295)	(3,439,295)

Total Investments Net of Unearned Income				$141,792,855	$137,951,659

(1)	The Company does not “control,” and is not an “affiliate” of, any of its portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company would “control” a portfolio company if the Company owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if the Company owned 5% or more of its voting securities.

(2)	Principal amount includes payment-in-kind (PIK) interest.

(3)	Fair value is determined in good faith by the Company’s board of directors.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.
See Notes to Consolidated Financial Statements

Patriot Capital Funding, Inc.
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Description of Business and Basis of Presentation
Description of Business
Patriot Capital Funding, Inc. (the “Company”) is a specialty finance company that provides customized financing solutions to small- to mid-sized companies. The Company typically invests in companies with annual revenues between $10 million and $100 million, and companies which operate in diverse industry sectors. Investments are principally in the form of senior secured loans, junior secured loans and subordinated debt investments – which may contain equity or equity-related instruments. The Company also offers “one-stop” financing, which typically includes a revolving credit line, one or more senior term loans and a subordinated debt investment.
Prior to July 27, 2005, the Company had originated, arranged and serviced the investments made by Wilton Funding, LLC (“Wilton”), which had invested in debt instruments and warrants of U.S.-based companies. On July 27, 2005, Wilton merged with and into the Company and then the Company effected a stock split. Also, on July 27, 2005, the Company elected to be treated as a business development company under the Investment Company Act of 1940, as amended. On August 2, 2005, the Company completed an initial public offering of shares of its common stock. Effective August 1, 2005, the Company elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).
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
Interest, Dividends, Fees, and Other Investment Income
Interest and dividend income is recognized as revenue when earned according to the terms of the investment, and when in the opinion of management, it is collectible. Premiums paid and discounts obtained, including discounts in the form of fees, are amortized to interest income over the estimated life of the investment using the interest method. Fees consist principally of loan and arrangement fees, annual administrative fees, unused fees, and unamortized origination fees recognized when an investment is paid before its stated maturity. Other investment income in 2006 consists principally of the recognition of deferred financing fees received from a portfolio company on the repayment of its entire debt facility.
Dividends Paid
Distributions to stockholders are recorded on the declaration date. The Company is required to pay out to its shareholders at least 90% of its net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses for each taxable year in order to be eligible for the tax benefits allowed to a RIC under Subchapter M of the Code. It is the policy of the Company to pay out as a dividend all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on management’s estimate of the Company’s annual taxable income. Based on that, a dividend is declared and paid each quarter. At its year-end the Company may pay a bonus dividend, in addition to the quarterly dividends, to ensure that it has paid out at least 90% of its net ordinary taxable income and net realized short-term capital gains in excess of net realized long-term capital losses for the year.

At December 31, 2005, the Company had estimated that $1.5 million of distributions for 2005 will be treated as return of capital for the Company’s tax year ending July 31, 2006. Upon final determination of such amount, the Company will reclassify the return of capital from distributions in excess of net investment income to paid-in capital.
The Company has reclassified a portion of its dividends paid in 2005 to distributions in excess of net investment income. Previously, all dividends paid in 2005 were classified as a component of accumulated net investment loss. The impact of this reclassification as of December 31, 2005 is as follows:

	As Reported	Reclassification	As Reclassified
Accumulated net investment loss	$(5,395,358)	$3,483,297	$(1,912,061)
Distributions in excess of net investment income	—	(3,483,297)	(3,483,297)
Note 2. Investments
At June 30, 2006 and December 31, 2005, investments consisted of the following:

	June 30, 2006		December 31, 2005
	Cost	Fair Value	Cost	Fair Value
Commercial loans	$193,003,935	$193,003,935	$144,154,600	$140,395,654
Investments in equity securities	1,856,308	1,822,080	1,077,550	995,300

Subtotal	194,860,243	194,826,015	145,232,150	141,390,954
Unearned income	(3,092,071)	(3,092,071)	(3,439,295)	(3,439,295)

Total	$191,768,172	$191,733,944	$141,792,855	$137,951,659

At June 30, 2006 and December 31, 2005, $85.1 million and $82.5 million, respectively, of the Company’s portfolio investments at fair value were at fixed rates, which represented approximately 44% and 58%, respectively of the Company’s total portfolio of investments at fair value. The Company generally structures its subordinated debt at fixed rates, although many of its senior secured and junior secured loans are at variable rates determined on the basis of a benchmark LIBOR or prime rate. The Company’s loans generally have stated maturities ranging from 4 to 7.5 years.
At June 30, 2006 and December 31, 2005, the Company had equity investments and warrant positions designed to provide the Company with an opportunity for an enhanced internal rate of return. These instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains. During the three and six months ended June 30, 2006, the Company realized a loss of $3.3 million on the sale of its investment in Interstate Highway Sign Corporation on gross proceeds received of $3.7 million. During the three and six months ended June 30, 2005, the Company did not realize any gains or losses on its investment portfolio. During the three and six months ended June 30, 2006, the Company recorded unrealized appreciation of $4.6 and $3.8 million, respectively, which primarily related to the investment in Interstate Highway Sign Corporation. Because the Company had previously recorded an unrealized depreciation in the fair value of the investment in Interstate Highway Sign Corporation, the Company made an accounting entry to reverse such unrealized depreciation when such investment was sold and recognized a realized loss of $3.3 million. Total unrealized appreciation (depreciation) recorded during the three and six months ended June 30, 2005 was $(170,000) and $680,000, respectively. In connection with the sale of the Interstate Highway Sign Corporation investment, the Company also received a participation interest of 10% in any future consideration received by the purchaser with respect to the subordinated debt investment. The Company, at this time, does not believe it will receive any additional consideration from the Interstate Highway Sign Corporation investment, and accordingly, has not recorded any value with respect to the participation interest.
The composition of the Company’s investment portfolio by type/loan class, excluding unearned income, as of June 30, 2006 and December 31, 2005 at cost and fair value was as follows:

	June 30, 2006				December 31, 2005
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Senior Secured Debt	$101,210,395	51.9	$101,210,395	51.9%	$63,052,077	43.4%	$63,052,077	44.6%
Junior Secured Debt	31,818,375	16.3	31,818,375	16.3	21,704,625	15.0	21,704,625	15.3
Subordinated Debt	59,975,165	30.8	59,975,165	30.8	59,397,898	40.9	55,638,952	39.4
Warrants / Equity	1,856,308	1.0	1,822,080	1.0	1,077,550	0.7	995,300	0.7

Total	$194,860,243	100.0%	$194,826,015	100.0%	$145,232,150	100.0%	$141,390,954	100.0%

(1)	Represents percentage of total portfolio.

The composition of the Company’s investment portfolio by industry sector, excluding unearned income, as of June 30, 2006 and December 31, 2005 at cost and fair value was as follows:

	June 30, 2006				December 31, 2005
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Manufacturing	$106,018,819	54.4%	$106,173,559	54.5%	$74,921,696	51.6%	$71,172,168	50.3%
Distribution	34,234,462	17.6	34,234,462	17.6	3,850,000	2.6	3,850,000	2.7
Service	16,608,735	8.5	16,315,235	8.4	16,901,343	11.6	16,654,743	11.8
Consumer / Retail Goods	34,248,954	17.6	34,266,154	17.6	31,580,928	21.8	31,606,328	22.4
Publishing	3,286,105	1.7	3,313,205	1.7	3,515,015	2.4	3,533,915	2.5
Defense	463,168	0.2	523,400	0.2	14,463,168	10.0	14,573,800	10.3

Total	$194,860,243	100.0%	$194,826,015	100.0%	$145,232,150	100.0%	$141,390,954	100.0%

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
On August 2, 2005, the Company, through a consolidated wholly-owned bankruptcy remote, special purpose subsidiary, entered into a securitization revolving credit facility (the “Securitization Facility”), with an entity affiliated with Harris Nesbitt Corp. The Securitization Facility allows the Company to borrow up to $140.0 million through the issuance of notes to a multi-seller commercial paper conduit administered by the Harris Nesbitt affiliated entity. The Securitization Facility is secured by all of the loans held by the special purpose subsidiary. The Securitization Facility bears interest at the commercial paper rate plus 1.75% and has a term of three years due July 2008, and contains a provision for the payment of any outstanding balance in full upon maturity. The Securitization Facility provides for the payment to the lender of a monthly fee equal to 0.25% per annum on the unused amount of the Securitization Facility. The Company can use the proceeds of the Securitization Facility to fund loan origination activities and for general corporate purposes. At June 30, 2006, the interest rate was 7.1%. The Securitization Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum yields on funded loans. The Securitization Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Securitization Facility. In connection with the origination of the Securitization Facility, the Company incurred $1.2 million of fees and expenses which are being amortized over the term of the facility. As of June 30, 2006, the Company had $32.3 million of borrowings outstanding under the Securitization Facility. Interest expense for the three months ended June 30, 2006 consisted of interest charges of $793,000, unused facility fees of $59,000, and amortization of debt issuance costs of $102,000, and for the six months ended June 30, 2006 consisted of interest charges of $1.6 million, unused facility fees of $114,000, and amortization of debt issuance costs of $203,000. Interest expense for the three and six months ended June 30, 2005 was $1.3 million and $2.4 million, respectively, consisting only of interest charges.
On March 13, 2006, the Company, through its special purpose subsidiary, entered into a five year interest rate swap agreement at a fixed rate of 5.04%, plus a spread of 1.75%, on an initial notional amount of $20.0 million. The swap was put into place to hedge against changes in variable interest payments on a portion of the Company’s outstanding borrowings. For the three and six months ended June 30, 2006, net unrealized gains attributed to the swap were approximately $150,000 and $199,000, respectively.

Note 4. Stock Option Plan
During 2005, the Company established a stock option plan (the “Plan”) and reserved 1,341,748 shares of common stock for issuance under the Plan. On August 2, 2005, concurrent with the completion of the Company’s initial public offering, options to purchase a total of 1,301,496 shares of common stock were granted to the Company’s executive officers with an exercise price of $14.00 per share (the initial public offering price of the common stock). Such options vest equally over three years from the date of grant and have a ten-year exercise period. In June 2006, the stockholders approved the issuance of an additional 1,089,929 shares of the Company’s common stock upon exercise of options to be granted under the Plan. On June 26, 2006, options to purchase a total of 903,000 shares of common stock were granted to the Company’s executive officers and employees with an exercise price of $10.97 per share (the price of the common stock at date of grant). Such options vest equally, on a monthly basis, over three years from the date of grant and have a ten-year exercise period. As of June 30, 2006, 2,204,496 options were outstanding, none of which were exercisable. The options have a weighted average remaining contractual life of 9.4 years, a weighted average exercise price of $12.76, and an aggregate intrinsic value of approximately $117,000.
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
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” (SFAS 123R). The Company has elected the “modified prospective method” of transition as permitted by SFAS 123R. Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption. Accordingly, periods prior to adoption are not restated. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. For shares granted in 2005, this model used the following assumptions: annual dividend rate of 8%, risk free interest rate of 4.34%, expected volatility of 21%, and the expected life of the options of 10 years. For shares granted in 2006, this model used the following assumptions: annual dividend rate of 9.2%, risk free interest rate of 5.25%, expected volatility of 21%, and the expected life of the options of 6.5 years. As a result of the Company’s recent initial public offering, the Company did not have a history of option exercises or forfeitures and, accordingly applied a 10 year expected option life, equal to the life of the grants, in the option pricing model for grants in 2005. For 2006 grants, the Company calculated its expected term assumption using guidance provided by SEC Staff Accounting Bulletin 107 (“SAB 107”). SAB 107 allows companies to use a simplified expected term calculation in instances where no historical experience exists, provided that the companies meet specific criteria. The stock options granted by the Company meet those criteria, and the expected terms were determined using the SAB 107 simplified method. Expected volatility was based on historical volatility of similar entities whose share prices and volatility were available.
Assumptions used on future grants may change as the Company’s actual experience may be different. The weighted average fair value of options granted in 2006 and 2005 was approximately $0.74 and $0.90, respectively, using the Black-Scholes option pricing model. The Company has adopted the policy of recognizing compensation cost for options with graded vesting on a straight-line basis over the requisite service period for the entire award. For the three and six months ended June 30, 2006, the Company recorded compensation expense related to stock options of approximately $100,000 and $198,000, respectively. The Company does not record the tax benefits associated with the expensing of stock options since the Company elected to be treated as a RIC under Subchapter M of the Internal Revenue Code and as such, the Company is not subject to federal income tax on the portion of taxable income and gains distributed to stockholders, provided that at least 90% of its annual taxable income is distributed. As of June 30, 2006, there was $1.5 million of unrecognized compensation cost related to unvested options which is expected to be recognized over 2.9 years.
Note 5. Earnings Per Share and Common Stock
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$4,584,611	$307,782	$7,539,009	$1,429,011
Weighted average common shares outstanding, basic and diluted	12,788,727	3,847,902	12,464,492	3,847,902
Earnings per common share, basic and diluted	$0.36	$0.08	$0.60	$0.37
Outstanding stock options were not included in the calculation of diluted earnings per common share as the exercise price for 1.3 million options exceeded the average market price of shares of beneficial interest and the effect of the remaining outstanding options were not considered material.
On July 27, 2005, Wilton merged with and into the Company and the Company then effected a 9,081.7–for-1 stock split of its common stock. Prior to the consummation of the merger and stock split, Patriot Partners, L.P. owned 200 shares of common stock of the Company and

Wilton Funding Holdings, LLC owned 223.7 equity interests in Wilton. Compass was deemed to be the beneficial owner of the shares of common stock and equity interests owned by Patriot Partners, L.P. and Wilton Funding Holdings, LLC, respectively. As a result of the stock split, the Company had 3,847,902 shares of common stock outstanding immediately prior to the completion of its initial public offering. Common shares used in the computation of earnings per common share for the three and six months ended June 30, 2005 reflect the merger and the stock split.
On August 2, 2005, the Company closed its initial public offering of 7,190,477 shares of common stock and received gross proceeds of $100.7 million less underwriters’ commissions and discounts, and fees of $8.6 million. In addition, on August 15, 2005, the underwriters exercised their option to purchase an additional 1,078,572 shares of common stock and the Company received gross proceeds of $15.1 million less underwriters commissions, discounts and fees of $1.1 million. Also, as part of the initial public offering, Compass sold 2,464,285 shares of common stock of the Company, which resulted in them beneficially owning 10.6% of the outstanding shares of common stock of the Company immediately upon the completion of such offering. In addition, during 2005, the Company established a dividend reinvestment plan, and issued 19,704 shares in connection with dividends paid.
On February 28, 2006, the Board of Directors authorized a cash dividend of $0.29 per share, payable on April 11, 2006 to stockholders of record as of the close of business March 21, 2006. Such cash dividend was payable on total shares issued and outstanding on the record date. Also, in connection with the Company’s dividend reinvestment plan, 21,732 shares were issued in connection with dividends paid on April 11, 2006.
On May 9, 2006, the Board of Directors declared a cash dividend of $0.29 per share, payable on July 17, 2006 to stockholders of record as of the close of business June 2, 2006. Such cash dividend is payable on total shares issued and outstanding on the record date. Also, in connection with the Company’s dividend reinvestment plan, 28,382 shares were issued in connection with dividends paid on July 17, 2006.
On June 14, 2006, the Company closed a secondary public offering of 3,600,000 shares of common stock and received gross proceeds of $39.1 million less underwriters’ commissions and discounts, and fees of $2.4 million. Also, as part of this secondary public offering, Compass sold 250,000 shares of common stock of the Company on July 5, 2006, which resulted in them beneficially owning 6.5% of the outstanding shares of common stock of the Company immediately upon the completion of such offering.
Note 6. Commitments and Contingencies
The balance of unused commitments to extend credit was $16.7 million and $8.8 million at June 30, 2006 and December 31, 2005, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as investment draws, revolving credit arrangements or similar transactions. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the counterparty. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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
The Company leases its corporate offices and certain equipment under operating leases with terms expiring in 2011. Future minimum lease payments due under operating leases at June 30, 2006 are as follows: $113,000 – remainder of 2006, $231,000 – 2007, $237,000 – 2008, $241,000 – 2009, $247,000 – 2010, $21,000 – 2011. Rent expense was approximately $56,000 and $112,000, respectively for the three and six months ended June 30, 2006. At June 30, 2006, the Company had an outstanding letter of credit in the amount of $38,000 as security deposit for the lease of the Company’s corporate offices.
Note 7. Concentrations of Credit Risk
The Company’s customers are primarily small- to mid-sized companies in a variety of industries.
At June 30, 2006 and December 31, 2005, the Company’s two largest investments (as a percentage of commitments) represented approximately 20% and 24%, respectively, of the total investment portfolio. Investment income, consisting of interest, dividends, fees, and other investment income, can fluctuate upon repayment of an investment or sale of an equity interest. Revenue recognition in any given year can be highly concentrated among several customers. During the six months ended June 30, 2006, the Company did not record investment income from any customer in excess of 10.0% of total investment income. During the six months ended June 30, 2005, investment income from four customers accounted for 17.9%, 16.9%, 16.3%, and 10.8%, respectively, of total investment income.

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
The Company paid consulting fees of $250,000 and $500,000, for the three and six months ended June 30, 2005, to Kilgore Consulting CPM LLC and Philan LLC, entities affiliated with Compass. On July 27, 2005, the consulting agreements were terminated.
Note 9. Income Taxes
Effective August 1, 2005, the Company elected to be treated as a RIC. The Company’s first RIC tax year ended on July 31, 2006. The Company’s policy is to comply with the requirements of the Code that are applicable to RICs and to distribute substantially all of its taxable income to its shareholders. Therefore, no federal, state or local income tax provision is required.
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
Distributable taxable income differs from GAAP net investment income primarily due to: (1) origination fees received in connection with investments in portfolio companies are treated as taxable income upon receipt; and (2) certain stock compensation and other bonus accruals are not currently deductible for tax purposes. As noted below, the book to tax timing differences amounted to $1.4 million at June 30, 2006. As of June 30, 2006, there was no undistributed ordinary income or capital gains. At June 30, 2006, the Company has a net capital loss carryforward of $3.3 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward as a RIC will expire in the Company’s tax fiscal year ending July 31, 2014. The unrealized appreciation on a tax basis was $190,000.
Distributable taxable income for the period January 1, 2006 through June 30, 2006 and for the period August 1, 2005 (commencement of RIC status) through June 30, 2006 is as follows:

	January 1, 2006	August 1, 2005
	to	to
	June 30, 2006	June 30, 2006
GAAP Net Investment Income	$6,804,000	$6,781,000
Tax timing differences of:
Origination fees	22,000	832,000
Stock compensation expense and bonus accruals	741,000	536,000

Tax Distributable Income	$7,567,000	$8,149,000

As noted above, the Company’s first tax year as a RIC ended on July 31, 2006, and the taxable distributable income will be determined as of that date to determine the tax character of the distributions. Upon determination of such amount, the Company will reclassify distributions in excess of tax distributable income to paid-in capital. At June 30, 2006, the Company had estimated that $2.7 million of distributions to date will be treated as return of capital, and the balance of $9.5 million treated as ordinary dividends.
Prior to August 1, 2005, the Company was treated as a Subchapter C Corporation under the Internal Revenue Code. The Company’s items of tax income and expense included the operations of Wilton which, as a single member LLC, was disregarded as a separate entity for federal, state and local income tax purposes. As a C Corporation, the Company had a federal net operating loss carryforward (“NOL”) of approximately $70,000. In general, the Company’s C Corporation NOL carryforward cannot offset its RIC status taxable income or gains.
As a Subchapter C Corporation, the Company accounted for its income taxes following the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under such method, deferred tax assets and liabilities are recognized for future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. At June 30, 2006 and December 31, 2005, there were no deferred tax assets due to the Company’s election of RIC status.

Note 10. Financial Highlights

	For the Six Months Ended
	June 30,
Per Share Data:	2006	2005
Net asset value at beginning of period	$10.48	$7.10
Net investment income (loss)	.55	.20
Net loss on investments	(.26)	—
Net change in unrealized appreciation on investments	.31	.17
Distributions from net investment income	(.56)	—
Distributions in excess of net investment income	(.02)	—
Net change in unrealized gains on interest rate swap	.01	—
Stock based compensation expense	.01	—
Dilutive effect of share issuance	(.06)	—

Net asset value at end of period	$10.46	$7.47

Total Net Asset Value Return (1)	11.2%	5.2%

Per share market value, December 31, 2005	$12.20
Per share market value, June 30, 2006	$11.10

Total Market Value Return (2)	(4.3)%

Shares outstanding at end of period	15,758,387	3,847,902

Ratios and Supplemental Data:
Net assets at end of period	$164,804,000	$28,741,000
Average net assets	134,491,000	28,162,000
Ratio of operating expenses to average net assets (annualized)	7.8%	31.4%
Ratio of net investment income (loss) to average net assets (annualized)	10.1%	5.3%
Average borrowings outstanding	$48,360,000	$47,201,000
Average amount of borrowings per share	$3.07	$12.27

(1)	The total net asset value return (not annualized) reflects the change in net asset value of a share of stock, plus dividends. On July 27, 2005, the Company merged Patriot and Wilton, and effected a stock split. As a result, the Company’s financial statements reflect 3,847,902 shares issued and outstanding for the periods prior to the merger. On August 2, 2005, the Company closed its initial public offering of 7,190,477 shares of common stock and on August 15, 2005, the underwriters exercised their option to purchase an additional 1,078,572 shares of common stock.

(2)	The total market value return (not annualized) reflects the change in the ending market value per share plus dividends, divided by the beginning market value per share.
Note 11. Subsequent Events
During July, 2006, the Company funded an additional $2.0 million investment in Natural Products Group, LLC, a manufacturer and marketer of branded personal care products. The investment consists of a junior secured term loan. The Company had previously invested in a $2.0 million junior secured term loan during June, 2006.
On July 21, 2006, the Company funded a $19.7 million “one-stop” investment in ADAPCO, Inc., a national distributor of specialty chemicals and contract application services for the vector disease control market, which consists of control for mosquitoes and mosquito-borne diseases. The investment consists of senior debt and an equity co-investment.
On August 1, 2006, the Company received gross proceeds of $6.63 million, including a prepayment fee of $130,000, in conjunction with the full repayment of a junior secured term loan to Eight O’Clock Coffee Company.
On August 7, 2006, the Board of Directors declared a cash dividend of $0.31 per share, payable on October 17, 2006 to stockholders of record as of the close of business September 15, 2006. Such cash dividend is payable on total shares issued and outstanding on the record date.

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
     We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview
     We are a specialty finance company that provides customized financing solutions to small- to mid-sized companies. Our ability to invest across a company’s capital structure, from senior secured loans to equity securities, allows us to offer a comprehensive suite of financing solutions, including “one-stop” financing. In August 2005, we completed an initial public offering of shares of our common stock for net proceeds (including underwriters’ exercise of their over-allotment) of approximately $106.1 million. On July 27, 2005, we elected to be treated as a business development company under the Investment Company Act of 1940. Effective as of August 1, 2005, we elected to be treated as a RIC under Subchapter M of the Code. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income or gains we distribute (actually or as a deemed dividend) to our stockholders as dividends.
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
Portfolio Composition
     Our primary business is lending to and investing in small- to mid-sized businesses through investments in senior secured loans, junior secured loans, subordinated debt investments and equity investments, including warrants. The fair value of our portfolio (excluding unearned income of $3.1 million and $3.4 million at June 30, 2006 and December 31, 2005, respectively) was $194.8 million and $141.4 million at June 30, 2006 and December 31, 2005, respectively. The increase in the value of our portfolio during each period is primarily attributable to newly-originated investments.
     Total portfolio investment activity (excluding unearned income) as of and for the six months ended June 30, 2006 and the year ended December 31, 2005 was as follows:

	June 30, 2006	December 31, 2005
Beginning portfolio at fair value	$141,390,954	$67,677,751
Originations/draws/purchases	73,277,613	88,850,000
Investments in equity securities	824,997	575,490
Investment repayments	(18,519,755)	(14,572,867)
Increase in payment-in-kind interest / dividends	1,144,116	1,825,755
Sale of investments	(7,098,877)	—
Increase (decrease) in fair value of investments	3,806,967	(2,965,175)

Ending portfolio at fair value	$194,826,015	$141,390,954

As of June 30, 2006 and December 31, 2005, the composition of our portfolio at fair value (excluding unearned income) was as follows:

	June 30, 2006		December 31, 2005
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio
Senior secured revolving lines of credit	$5,080,219	2.6%	$250,000	0.2%
Senior secured term loans	96,130,176	49.3	62,802,077	44.4
Junior secured term loans	31,818,375	16.3	21,704,625	15.3
Senior subordinated debt	59,975,165	30.8	55,638,952	39.4
Investments in equity securities	1,822,080	1.0	995,300	0.7

Totals	$194,826,015	100.0%	$141,390,954	100.0%

For the six months ended June 30, 2006 and year ended December 31, 2005, the weighted average yield on all of our outstanding debt investments was approximately 14.2% and 13.5%, respectively. The yield during the six months ended June 30, 2006 was positively impacted by the recognition of deferred financing fees received from one of our portfolio companies as a result of the repayment of its entire outstanding debt. For the six months ended June 30, 2006, the weighted average yield on all of our outstanding debt investments was approximately 13.3%, excluding the impact of the unamortized deferred financing fees. The remaining balance of deferred financing fees for this portfolio company recognized during the six months ended June 30, 2006 totaled $713,000. Yields are computed using actual interest income earned for the year (annualized for the six months ended June 30, 2006), including amortization of loan fees and original issue discount, divided by the weighted average fair value of debt investments. As of June 30, 2006 and December 31, 2005, $85.1 million and $82.5 million, respectively, of our portfolio investments at fair value (excluding unearned income) were at fixed interest rates, which represented approximately 44% and 58%, respectively of our total portfolio of investments at fair value (excluding unearned income). We generally structure our subordinated debt investments at fixed rates although many of our senior secured and junior secured loans are, and will be, at variable rates. On March 13, 2006, the Company, through its special purpose subsidiary, entered into a five year interest rate swap agreement at a fixed rate of 5.04%, plus a spread of 1.75%, on an initial notional amount of $20.0 million. The swap was put into place to hedge against changes in variable interest payments on a portion of the Company’s outstanding borrowings. For the three and six months ended June 30, 2006, net unrealized gains attributed to the swap were approximately $150,000 and $199,000, respectively. While hedging activities may insulate us against adverse changes in interest rates, it may also limit our ability to participate in the benefits of lower rates with respect to the hedged portfolio.
     As of June 30, 2006 and December 31, 2005, the composition of our investment portfolio by industry sector, (excluding unearned income) at cost and fair value was as follows:

	June 30, 2006				December 31, 2005
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Manufacturing	$106,018,819	54.4%	$106,173,559	54.5%	$74,921,696	51.6%	$71,172,168	50.3%
Distribution	34,234,462	17.6	34,234,462	17.6	3,850,000	2.6	3,850,000	2.7
Service	16,608,735	8.5	16,315,235	8.4	16,901,343	11.6	16,654,743	11.8
Consumer / Retail Goods	34,248,954	17.6	34,266,154	17.6	31,580,928	21.8	31,606,328	22.4
Publishing	3,286,105	1.7	3,313,205	1.7	3,515,015	2.4	3,533,915	2.5
Defense	463,168	0.2	523,400	0.2	14,463,168	10.0	14,573,800	10.3

Total	$194,860,243	100.0%	$194,826,015	100.0%	$145,232,150	100.0%	$141,390,954	100.0%

(1)	Represents percentage of total portfolio.
     At June 30, 2006 and December 31, 2005, our two largest investments (as a percentage of commitments) represented approximately 20% and 24%, respectively, of the total investment portfolio at fair value. Investment income, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate upon repayment of an investment or sale of a debt or equity interest. Revenue recognition in any given period can be highly concentrated among several portfolio companies. During the six months ended June 30, 2006, the Company did not record investment income from any customer in excess of 10.0% of total investment income. During the six months ended June 30, 2005, investment income from four customers accounted for 17.9%, 16.9%, 16.3%, and 10.8%, respectively of total investment income.
     At June 30, 2006, our equity investments consisted of common and preferred stock and warrants to acquire equity interests in certain of our portfolio companies. At December 31, 2005, all of our equity investments were warrants to acquire equity interests in certain of our portfolio companies. Warrants to acquire equity interests allow us to participate in the potential appreciation in the value of the portfolio company, while minimizing the amount of upfront cost to us.
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
     The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Investments at	Percentage of	Investments at	Percentage of
Investment Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	$23,545,193	12.2%	$16,069,312	11.5%
2	146,303,461	75.8	102,189,918	72.8
3	23,155,281	12.0	20,136,424	14.3
4	—	—	2,000,000	1.4
5	—	—	—	—

Totals	$193,003,935	100.0%	$140,395,654	100.0%

Loans and Debt Securities on Non-Accrual Status
     At December 31, 2005, loans and debt securities at fair value not accruing PIK interest in our total investment portfolio were $2.0 million, all of which related to one investment. At December 31, 2005, all cash interest and principal due on this investment was paid on a timely basis. On May 12, 2006, we sold this investment. At June 30, 2006, none of our loans and debt securities were on non-accrual status.
Results of Operations
     The principal measure of our financial performance is net income (loss) which includes net investment income (loss) and net realized and unrealized gains (losses). Net investment income (loss), is the difference between our income from interest, dividends, fees, and other investment income and our operating expenses. Net realized gain (loss) on investments, is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.
Comparison for the three months ended June 30, 2006 and 2005
     Total Investment Income
     Total investment income includes interest and dividend income on our investments, fee income and other investment income. Fee income consists principally of loan and arrangement fees, annual administrative fees and unused fees. Other investment income consists primarily of the recognition of deferred financing fees received from one of our portfolio companies on the repayment of its entire outstanding debt.
     Total investment income for the three months ended June 30, 2006 and 2005, was $5.8 million and $2.8 million, respectively. For the three months ended June 30, 2006, this amount consisted of interest income of $116,000 from cash and cash equivalents, $5.7 million of interest income from portfolio investments (which included $592,000 in payment-in-kind or PIK interest) and $56,000 in fee income. For the three months ended June 30, 2005, this amount primarily consisted of interest income of $7,000 from cash and cash equivalents, $2.8 million of interest income from portfolio investments (which included $467,000 in PIK interest) and $34,000 in fee income.
     The increase in our total investment income for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, is primarily attributable to an increase in the weighted average fair value balance outstanding of, and higher yields on, our interest-bearing investment portfolio during the quarter ended June 30, 2006. During the three months ended June 30, 2006, the weighted average fair value balance outstanding of our interest-bearing investment portfolio was approximately $174.6 million as compared to approximately $80.4 million during the three months ended June 30, 2005.

     Expenses
     Expenses include compensation expense, consulting fees, interest payments on our outstanding indebtedness, professional fees, and general and administrative expenses.
     Expenses for the three months ended June 30, 2006 and June 30, 2005, were $2.7 million and $2.3 million, respectively. Expenses increased for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 primarily as a result of higher employee compensation, which increased by $386,000, $100,000 of which related to non-cash stock option compensation as a result of our adoption of SFAS 123R on January 1, 2006, higher professional fees, which increased by $57,000, and higher general and administrative expenses, which increased by $566,000. Those increases were offset by a decrease in consulting fees in the amount of $250,000 and a decrease in interest expense in the amount of $410,000 during the three months ended June 30, 2006. The higher employee compensation was attributable to the increase in the number of our personnel due to increased investment activities and an increase in bonus accruals primarily due to our entry into employment agreements with certain of our executive officers during the last half of 2005. We expect to hire additional employees as needed in the future as our investment activities grow. The higher professional fees are attributable to being a public company. The higher general and administrative expenses are primarily attributable to higher insurance costs, specifically directors and officers insurance, higher rent expense and higher director fees.
     We incurred consulting fees in the amount of $250,000 for the three months ended June 30, 2005, payable to two entities affiliated with Compass. Those consulting arrangements were terminated on July 27, 2005. The decrease in interest expense is due to higher interest rates during 2005 on our prior debt facility. Interest expense for the three months ended June 30, 2006, consisted of interest charges of $793,000, unused facility fees of $59,000 and amortization of debt issuance costs of $102,000. Interest expense for the three months ended June 30, 2005, of $1.3 million consisted only of interest charges.
     Realized Gains (Losses) on Sale of Investments
     Net realized gain (loss) on sale of investments is the difference between the proceeds received from dispositions of portfolio investments and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized. During the three months ended June 30, 2006, we sold our investment in Interstate Highway Sign Corporation and realized a net loss of $3.3 million. We did not realize any gains or losses on the sale of our portfolio investments during the three months ended June 30, 2005.
     Net Change in Unrealized Appreciation or Depreciation on Investments
     We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to our valuation policy and a consistently applied valuation process. At June 30, 2006, and December 31, 2005, portfolio investments recorded at fair value (including unearned income) were approximately 94.4% and 91.6%, respectively, of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
     There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We specifically value each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value. In addition, we will record unrealized appreciation if our equity security has appreciated in value. Changes in fair value are recorded in the statement of operations as net change in unrealized appreciation or depreciation.
     We received valuation assistance from our independent valuation firm, Duff & Phelps, LLC, on our entire investment portfolio at June 30, 2006 and December 31, 2005.
     Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. During the three months ended June 30, 2006, we recorded net unrealized appreciation of $4.6 million on our investments, $3.8 million of which related to our investment in Interstate Highway Sign Corporation. Because we had previously recorded an unrealized depreciation of $3.8 million in the fair value of our investment in Interstate Highway Sign Corporation, we had to make an accounting entry to reverse such unrealized depreciation when we sold such investment and recognized a realized loss of $3.3 million. Total unrealized depreciation recorded during the three months ended June 30, 2005 was $170,000. In connection with the sale of the Interstate Highway Sign Corporation investment, the Company also received a participation interest of 10% in any future consideration received by the purchaser with respect to the subordinated debt investment. The Company, at this time, does not believe it will receive any additional consideration from the Interstate Highway Sign Corporation investment, and accordingly, has not recorded any value with respect to the participation interest.
     Unrealized Gain on Interest Rate Swap
     Net unrealized gain on interest rate swap represents the change in value of the swap agreement. For the three months ended June 30, 2006, we recorded an unrealized gain of approximately $150,000 on our interest rate swap agreement.
     Net Income
     Net income was $4.6 million for the quarter ended June 30, 2006 as compared to net income of $308,000 for the quarter ended June 30, 2005.
Comparison for the six months ended June 30, 2006 and 2005
     Total Investment Income
     Total investment income includes interest and dividend income on our investments, fee income and other investment income. Fee income consists principally of loan and arrangement fees, annual administrative fees and unused fees. Other investment income consists primarily of the recognition of deferred financing fees received from one of our portfolio companies on the repayment of its entire outstanding debt.
     Total investment income for the six months ended June 30, 2006 and 2005, was $12.0 million and $5.2 million, respectively. For the six months ended June 30, 2006, this amount consisted of interest income of $265,000 from cash and cash equivalents, $11.2 million of interest income from portfolio investments (which included $1.1 million in payment-in-kind or PIK interest) and $126,000 in fee income. For the six months ended June 30, 2005, this amount primarily consisted of interest income of $14,000 from cash and cash equivalents, $5.1 million of interest income from portfolio investments (which included $841,000 in PIK interest) and $65,000 in fee income.
     The increase in our total investment income for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 is primarily attributable to an increase in the weighted average fair value balance outstanding of, and higher yields on, our interest-bearing investment portfolio during the six months ended June 30, 2006. During the six months ended June 30, 2006, the weighted average fair value balance outstanding of our interest-bearing investment portfolio was approximately $165.7 million as compared to approximately $74.2 million during the six months ended June 30, 2005.
     Expenses
     Expenses include compensation expense, consulting fees, interest payments on our outstanding indebtedness, professional fees, and general and administrative expenses.
     Expenses for the six months ended June 30, 2006 and 2005, were $5.2 million and $4.4 million, respectively. Expenses increased for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, primarily as a result of higher employee compensation, which increased by $826,000, $198,000 of which related to non-cash stock option compensation as a result of our adoption of SFAS 123R on January 1, 2006, higher professional fees, which increased by $188,000, and higher general and administrative expenses, which increased by $774,000. Those increases were offset by a decrease in consulting fees in the amount of $500,000 and a decrease in interest expense in the amount of $493,000 during the six months ended June 30, 2006. The higher employee compensation was attributable to the increase in the number of our personnel due to increased investment activities and an increase in bonus accruals primarily due to our entry into employment agreements with certain of our executive officers during the last half of 2005. We expect to hire additional employees as needed in the future as our investment activities grow. The higher professional fees are attributable to being a public company. The higher general and administrative expenses are primarily attributable to higher insurance costs, specifically directors and officers insurance, higher rent expense and higher director fees.
     We incurred consulting fees in the amount of $500,000 for the six months ended June 30, 2005, payable to two entities affiliated with Compass. Those consulting arrangements were terminated on July 27, 2005. The decrease in interest expense is due to higher interest rates during 2005 on our prior debt facility. Interest expense for the six months ended June 30, 2006, consisted of interest charges of $1.6 million, unused facility fees of $114,000 and amortization of debt issuance costs of $203,000. Interest expense for the six months ended June 30, 2005 of $2.4 million consisted only of interest charges.

     Realized Gains (Losses) on Sale of Investments
     Net realized gain (loss) on sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. During the six months ended June 30, 2006, we sold our investment in Interstate Highway Sign Corporation and realized a net loss of $3.3 million. We did not realize any gains or losses on the sale of our portfolio investments during the six months ended June 30, 2005.
     Net Change in Unrealized Appreciation or Depreciation on Investments
     Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio. During the six months ended June 30, 2006, we recorded net unrealized appreciation of $3.8 million on our investments, which primarily related to our investment in Interstate Highway Sign Corporation. Because we had previously recorded an unrealized depreciation of $3.8 million in the fair value of our investment in Interstate Highway Sign Corporation, we had to make an accounting entry to reverse such unrealized depreciation when we sold such investment and recognized a realized loss of $3.3 million. Total unrealized appreciation recorded during the three months ended June 30, 2005 was $680,000.
     Unrealized Gain on Interest Rate Swap
     For the six months ended June 30, 2006, we recorded an unrealized gain of approximately $199,000 on our interest rate swap agreement.
     Net Income
     Net income was $7.5 million for the six months ended June 30, 2006 as compared to net income of $1.4 million for the six months ended June 30, 2005.
Financial Condition, Liquidity and Capital Resources
Cash, Cash Equivalents and Restricted Cash
     At June 30, 2006 and December 31, 2005, we had $2.3 million and $2.4 million, respectively, in cash and cash equivalents. In addition, at June 30, 2006 and December 31, 2005, we had $6.4 million and $7.8 million, respectively, in restricted cash. The restricted cash balances represented funds held under the terms of our $140.0 million securitization revolving credit facility with an affiliate of Harris Nesbitt Corp (“Securitization Facility”). A portion of these funds, approximately $3.2 million and $6.8, million were released to us on July 12, 2006 and January 12, 2006, respectively.
     For the six months ended June 30, 2006, net cash provided by operating activities totaled $6.4 million, compared to net cash provided by operating activities of $1.4 million for the comparable period. This change was due primarily to $7.5 million in net income in 2006 compared to net income of $1.4 million in 2005. The increase in net cash provided by operating activities in 2006 was also related to an increase of $132,000 in interest payable and offset by a $33,000 increase in interest receivable, a $1.1 million increase in PIK interest accrued but not yet received in cash, a $154,000 decrease in unearned income and a $306,000 increase in accounts payable, accrued and other (which primarily related to accrued bonuses). Cash used for investing activities totaled $52.0 million and $16.2 million for the six months ended June 30, 2006 and 2005, respectively. This change was principally due to higher investment origination, partially offset by $18.5 million in loan prepayments and scheduled amortization and $3.6 million from the sale of our investment in Interstate Highway Sign Corporation. Cash provided by financing activities totaled $45.5 million and $13.9 million in the six months ended June 30, 2006 and 2005, respectively. This change was principally due to a net increase of $10.6 million in our borrowings under our Securitization Facility, and a decrease in restricted cash of $1.4 million in the six months ended June 30, 2006 as compared to a net increase of $15.6 million in our borrowings, and a increase in restricted cash of $1.0 million in the six months ended June 30, 2005.
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

     On June 14, 2006, the Company closed a secondary public offering of 3,600,000 shares of common stock and received gross proceeds of $39.1 million less underwriters’ commissions and discounts, and fees of $2.4 million. Also, as part of this secondary public offering, Compass sold 250,000 shares of common stock of the Company on July 5, 2006, which resulted in them beneficially owning 6.5% of the outstanding shares of common stock of the Company immediately upon the completion of such offering. We did not receive any proceeds from the sale by Compass of its shares.
     We expect our cash on hand, borrowings under our current and future debt agreements, including our securitization revolving credit facility, equity financings, and cash generated from operations, including income earned from investments in our portfolio companies and, to a lesser extent, the temporary investments of cash in U.S. government securities and other high-quality debt investments that mature in one year or less, to be adequate to meet our cash needs at our current level of operations. Our securitization revolving credit facility contains certain requirements, including, but not limited to, minimum diversity, rating and yield, and limitations on loan size. These limitations may limit our ability to fund certain new originations with advances under the facility, in which case we will seek to fund originations using new debt or equity financings, which may or may not be available on favorable terms, if at all.
     In order to satisfy the requirements applicable to RIC’s under Subchapter M of the Internal Revenue Code of 1986, we intend to continue to distribute to our stockholders substantially all of our taxable income. Taxable income generally differs from net income (loss) for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Taxable income includes cash fees collected and non-cash items, such as PIK interest. Cash collections of income resulting from PIK interest generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense. See “– Regulated Investment Company Status and Dividends.”
     In addition, as a business development company, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. As of June 30, 2006, this ratio was 629%. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
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
     Securitization Revolving Credit Facility. On July 27, 2005, we, through a wholly-owned, bankruptcy remote, special purpose subsidiary of ours, entered into a securitization revolving credit facility with an entity affiliated with Harris Nesbitt Corp. The facility allows our special purpose subsidiary to borrow up to $140.0 million through the issuance of notes to a multi-seller commercial paper conduit that is administered by the affiliated entity. The facility is secured by all of the loans held by our special purpose subsidiary. The facility bears interest at the commercial paper rate plus 1.75% and has a term of three years. The facility provides for the payment to the lender of a monthly fee equal to 0.25% per annum on the unused amount of the facility. We use the proceeds of the facility to fund our loan origination activities and for general corporate purposes. Each loan origination under the securitization revolving credit facility will be subject to the satisfaction of certain conditions. We cannot assure you that we will be able to borrow funds under the securitization revolving credit facility at any particular time or at all. As of June 30, 2006, $32.3 million was outstanding under the facility. At June 30, the Company was in compliance with all covenants of the facility.

     On March 13, 2006, through our special purpose subsidiary, we entered into a five year interest rate swap agreement at a fixed rate of 5.04%, plus a spread of 1.75%, on an initial notional amount of $20.0 million. The swap was put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. For the three and six months ended June 30, 2006, net unrealized gains attributed to the swap were approximately $150,000 and $199,000, respectively.
Regulated Investment Company Status and Dividends
     Effective August 1, 2005, the Company elected to be treated as a RIC under Subchapter M of the Code. As long as we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.
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
     To obtain and maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute, with respect to each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. We intend to make distributions to our stockholders on a quarterly basis of substantially all of our annual taxable income (which includes our taxable interest and fee income). We currently intend to retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. During the six months ended June 30, 2006 and 2005, we did not realize any capital gains; however, the Company realized a loss of $3.3 million which will be available to offset capital gains until July 31, 2014. To the extent our taxable earnings for a fiscal tax year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.
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
     The fair value of our investments at June 30, 2006 and December 31, 2005 was determined by our board of directors. We received valuation assistance from our independent valuation firm, Duff & Phelps, LLC, on our entire investment portfolio at June 30, 2006 and December 31, 2005.
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
Payment-in-Kind or PIK Interest and Dividends
     We include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind or PIK interest or dividends, which represents either contractually deferred interest added to the loan balance that is generally due at the end of the loan term or contractually deferred dividends added to our equity investment in the portfolio company. We will cease accruing PIK interest if we do not expect the portfolio company to be able to pay all principal and interest due, and we will cease accruing PIK dividends if we do not expect the portfolio company to be able to make PIK dividend payments in the future. In certain cases, a portfolio company makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a portfolio company’s loan can increase while the total outstanding amount of the loan to that portfolio company may stay the same or decrease. Accrued PIK interest and dividends represented $2.8 million or 1.4% of our portfolio of investments (excluding unearned income) as of June 30,

2006 and $2.2 million or 1.5% of our portfolio of investments (excluding unearned income) as of December 31, 2005. The net increase in loan and equity balances as a result of contracted PIK arrangements are separately identified on our statements of cash flows.
     PIK related activity for the six months ended June 30, 2006 was as follows:

Six Months
Ended
June 30, 2006
Beginning PIK balance	$2,174,974
PIK interest and dividends earned during the period	1,144,116
Sale of investment	(383,945)
PIK receipts during the period	(172,778)

Ending PIK balance	$2,762,367

Interest Income Recognition
     Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. When a loan or debt security becomes 90 days or more past due, or if we otherwise do not expect the debtor to be able to service its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. At June 30, 2006 and December 31, 2005, none of our loans and debt securities were greater than 90 days past due.
Off-Balance Sheet Arrangements
     We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. We attempt to limit our credit risk by conducting extensive due diligence, negotiating appropriate financial covenants and obtaining collateral where necessary. As of June 30, 2006, we had unused commitments to extend credit to our portfolio companies of $16.7 million, which are not reflected on our balance sheet.
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
Contractual Obligations
     As of June 30, 2006, we had $32.3 million outstanding under the Securitization Facility. The term of our Securitization Facility is three years ending in July 2008. The Securitization Facility contains provisions for the payment of any outstanding balance in full upon maturity. On August 11, 2005, we entered into a lease agreement for office space expiring on January 15, 2011. Future minimum lease payments due under the office lease are as follows: remainder of 2006 - $113,000; 2007 — $231,000; 2008 — $237,000; 2009 — $241,000; 2010 – $247,000; 2011 — $21,000.
Related Party Transactions
     Prior to our initial public offering, The Compass Group beneficially owned 100% of our equity interests. As of June 30, 2006, The Compass Group beneficially owned 6.5% of the outstanding shares of our common stock.

     In November 2002, we entered into an informal arrangement with The Compass Group International LLC, (“Compass International”) the investment advisor for Compass Group Investments, Inc., under which we occupied space at Compass International’s offices located in Westport, Connecticut in exchange for Compass International’s use of certain of our administrative personnel. In August 2005, we entered into a lease agreement for new office space in Westport, Connecticut, with an unaffiliated third party, with occupancy commencing on October 1, 2005. As a result, we terminated our informal arrangement with Compass International on October 1, 2005.
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
Recent Developments
     During July, 2006, the Company funded an additional $2.0 million investment in Natural Products Group, LLC, a manufacturer and marketer of branded personal care products. The investment consists of a junior secured term loan. The Company had previously invested in a $2.0 million junior secured term loan during June, 2006.
     On July 21, 2006, the Company funded a $19.7 million “one-stop” investment in ADAPCO, Inc., a national distributor of specialty chemicals and contract application services for the vector disease control market, which consists of control for mosquitoes and mosquito-borne diseases. The investment consists of senior debt and an equity co-investment.
     On August 1, 2006, the Company received gross proceeds of $6.63 million, including a prepayment fee of $130,000, in conjunction with the full repayment of a junior secured term loan to Eight O’Clock Coffee Company.
     On August 7, 2006, our board of directors declared a cash dividend of $0.31 per share, payable on October 17, 2006 to stockholders of record as of the close of business on September 15, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There has been no material change in quantitative and qualitative disclosures about market risks since December 31, 2005.
Item 4. Controls and Procedures
(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to allow timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.
(b)	There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders of Patriot Capital Funding, Inc. was held on June 14, 2006, for the purpose of electing directors, ratifying the appointment of the independent registered accounting firm and approving the issuance of common stock upon the exercise of options as set forth below.
All nominees for directors for a three-year term as listed in the Company’s 2006 proxy statement were elected by the following vote:

	For	Withheld
Steven Drogin	10,166,402	542,859
Mel P. Melsheimer	10,599,632	109,629
Richard A. Sebastiao	10,609,307	99,954
The following directors are continuing their terms as directors:
Richard P. Buckanavage, two-years remaining
Timothy W. Hassler, two-years remaining
Dennis C. O’Dowd, one-year remaining
The recommendation to ratify the retention of Grant Thornton LLP as the independent registered accounting firm was approved by the following vote:

	For	Against	Abstain
Totals	10,630,000	49,698	29,564
The recommendation to approve the issuance of 1,130,181 shares of the Company’s common stock upon exercise of options to be granted pursuant to the Company’s Stock Option Plan was approved by the following vote:

	For	Against	Abstain	Broker Non-Votes
Totals	3,380,981	1,342,780	79,569	5,905,766

Item 5. Other Information
Not Applicable.
Item 6. Exhibits
     Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
3.1*	Restated By-Laws of Patriot Capital Funding, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Submitted herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2006.

PATRIOT CAPITAL FUNDING, INC.

By:	/s/ Richard P. Buckanavage
Richard P. Buckanavage
Chief Executive Officer and President

By:	/s/ William E. Alvarez, Jr.

William E. Alvarez, Jr.
Executive Vice President, Chief
Financial Officer and Secretary