Form 10-Q
period 2006-09-30
Patriot Capital Funding, Inc.
filed 2006-11-14
CIK 1321560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 0-51459
PATRIOT CAPITAL FUNDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-3068511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

274 Riverside Avenue
Westport, CT (Address of principal executive office)	06880 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of November 10, 2006 was 15,821,994.

PATRIOT CAPITAL FUNDING, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Patriot Capital Funding, Inc.
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Investments at fair value:
Investments in debt securities (cost of $214,161,069 – 2006, $144,154,600 - 2005)	$214,243,569	$140,395,654
Investments in equity securities (cost of $3,372,850 – 2006, $1,077,550 – 2005)	2,911,934	995,300
Unearned income	(3,278,752)	(3,439,295)

Total investments	213,876,751	137,951,659
Cash and cash equivalents	7,114,449	2,371,841
Restricted cash	5,301,867	7,806,328
Interest receivable	1,374,323	867,475
Other assets	1,750,945	1,658,690

TOTAL ASSETS	$229,418,335	$150,655,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Borrowings	$57,885,000	$21,650,000
Interest payable	349,837	60,334
Dividends payable	4,893,898	—
Accounts payable, accrued expenses and other	2,434,873	1,793,294

TOTAL LIABILITIES	65,563,608	23,503,628

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 15,786,769 and 12,136,655 shares issued and outstanding at September 30, 2006, and December 31, 2005, respectively	157,868	121,367
Paid-in capital	171,321,343	136,267,552
Accumulated net investment loss	(1,912,061)	(1,912,061)
Distributions in excess of net investment income	(2,036,708)	(3,483,297)
Net realized loss on investments	(3,271,091)	—
Net unrealized loss on interest rate swap	(26,209)	—
Net unrealized depreciation on investments	(378,415)	(3,841,196)

TOTAL STOCKHOLDERS’ EQUITY	163,854,727	127,152,365

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$229,418,335	$150,655,993

NET ASSET VALUE PER COMMON SHARE	$10.38	$10.48

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

INVESTMENT INCOME
Interest and dividend income	$6,682,400	$3,611,189	$17,874,203	$8,710,879
Fees	62,233	122,486	188,134	187,983
Other investment income	135,000	—	848,449	—

Total Investment Income	6,879,633	3,733,675	18,910,786	8,898,862

EXPENSES
Compensation expense	944,918	944,369	2,662,083	1,834,598
Consulting fees	—	54,796	—	554,796
Interest expense	994,883	845,435	2,918,271	3,247,101
Professional fees	213,238	75,252	637,522	311,431
Prepayment penalty	—	3,395,335	—	3,395,335
General and administrative expense	630,139	304,957	1,792,205	693,070

Total Expenses	2,783,178	5,620,144	8,010,081	10,036,331

Net Investment Income (Loss)	4,096,455	(1,886,469)	10,900,705	(1,137,469)

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized loss on investments	—	—	(3,271,091)	—
Net unrealized appreciation (depreciation) on investments	(344,187)	(3,761,046)	3,462,781	(3,081,035)
Net unrealized loss on interest rate swap	(225,093)	—	(26,209)	—

Net realized and unrealized gain (loss)	(569,280)	(3,761,046)	165,481	(3,081,035)

NET INCOME (LOSS)	$3,527,175	$(5,647,515)	$11,066,186	$(4,218,504)

Earnings per share, basic and diluted	$0.22	$(0.62)	$0.81	$(0.75)

Weighted average shares outstanding, basic	15,781,525	9,088,353	13,582,320	5,613,915

Weighted average shares outstanding, diluted	15,836,416	9,088,353	13,637,211	5,613,915

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statement of Stockholders’ Equity
(unaudited)

				Distributions			Net
			Accumulated	In Excess of		Net	Unrealized
			Net	Net	Net	Unrealized	Appreciation
			Investment	Investment	Realized	Loss on	(Depreciation)	Total
For the Nine Months Ended	Common		Income	Income	Loss on	Interest Rate	on	Stockholders
September 30, 2006:	Stock	Paid-in Capital	(Loss)	(Loss)	Investments	Swap	Investments	Equity

Balance, December 31, 2005	$121,367	$136,267,552	$(1,912,061)	$(3,483,297)	$—	$—	$(3,841,196)	$127,152,365
Shares issued in connection with dividend reinvestment	501	571,008	—	—	—	—	—	571,509
Sale of Common Stock, net of offering expenses of $2.4 million	36,000	36,616,098	—	—	—	—	—	36,652,098
Stock option compensation	—	352,030	—	—	—	—	—	352,030
Tax return of capital	—	(2,485,345)	—	2,485,345	—	—	—	—
Distributions declared ($0.89 per common share)	—	—	(10,900,705)	(1,038,756)	—	—	—	(11,939,461)
Net income	—	—	10,900,705	—	(3,271,091)	(26,209)	3,462,781	11,066,186

Balance, September 30, 2006	$157,868	$171,321,343	$(1,912,061)	$(2,036,708)	$(3,271,091)	$(26,209)	$(378,415)	$163,854,727

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,066,186	$(4,218,504)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	349,026	82,048
Change in interest receivable	(506,848)	(302,090)
Realized loss on sale of investment	3,271,091	—
Change in unrealized depreciation on investments	(3,462,781)	3,081,035
Unrealized loss on interest rate swap	26,209	—
Payment-in-kind interest and dividends	(1,767,272)	(1,367,401)
Stock-based compensation expense	352,030	—
Change in unearned income	32,734	606,545
Change in interest payable	289,503	(283,096)
Change in management fee payable	—	(916,666)
Change in other assets	(125,027)	(158,301)
Change in accounts payable, accrued expenses and other	641,579	388,390

Net cash provided by (used for) operating activities	10,166,430	(3,088,040)

CASH FLOWS FROM INVESTING ACTIVITIES:
Funded investments	(108,551,595)	(54,300,000)
Principal repayments on investments	30,918,221	7,872,875
Proceeds from sale of investment	3,634,509	—
Purchase of furniture and equipment	(265,365)	(32,382)

Net cash used for investing activities	(74,264,230)	(46,459,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	270,685,000	47,250,000
Repayments on borrowings	(234,450,000)	(89,895,458)
Net proceeds from sale of common stock	36,652,098	106,067,747
Dividends paid	(6,474,053)	—
Deferred offering costs	(3,500)	473,904
Deferred financing costs	(73,598)	(1,180,326)
Change in restricted cash	2,504,461	3,000,000

Net cash provided by financing activities	68,840,408	65,715,867

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,742,608	16,168,230

CASH AND CASH EQUIVALENTS AT:
Beginning of Period	2,371,841	2,491,477

End of Period	$7,114,449	$18,659,797

Supplemental information:
Interest paid	$2,628,769	$3,288,538

Non-cash financing activities:
Dividends reinvested in common stock	$571,509	$—
Dividends declared but not paid	4,893,898	—
	=
     See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Schedule of Investments
(unaudited)
September 30, 2006

Company(1)	Industry	Investment	Principal	Cost	Fair Value(3)

ADAPCO, Inc.	Distributor of specialty chemicals and contract application services	Senior Secured Term Loan A (11.0%, Due 6/11) (6)	$13,350,000	$13,350,000	$13,350,000

		Common Stock (4)	500,000	500,000	328,000

Agent Media Corporation	Publisher of insurance industry periodicals	Senior Secured Term Loan A (9.9%, Due 9/08) (6)	$1,000,000	$1,000,000	$1,000,000

		Senior Secured Term Loan B (12.5%, Due 9/09) (6)	2,130,105	2,130,105	2,130,105

		Common Stock Warrants, Less than 5% of Co. (4)		31,000	51,200

Allied Defense Group, Inc.	Diversified defense company	Common Stock Warrants, Less than 5% of Co. (4)		463,168	391,300

Arrowhead General Insurance Agency, Inc.	Insurance agency and program specialist	Junior Secured Term Loan (12.6%, Due 2/13) (6) (7)	5,000,000	5,000,000	5,062,500

Bare Escentuals Beauty, Inc.	Marketer of mineral-based cosmetics and branded skin care products	Junior Secured Term Loan (14.3%, Due 2/13)	1,000,000	1,000,000	1,000,000

Borga, Inc.	Manufacturer of pre-fabricated metal building systems	Revolving Line of Credit (8.3%, Due 5/10) (6)	500,000	500,000	500,000

		Senior Secured Term Loan A (8.9%, Due 3/09) (6)	1,421,000	1,421,000	1,421,000

		Senior Secured Term Loan B (11.9%, Due 5/10) (6)	1,816,500	1,816,500	1,816,500

		Senior Secured Term Loan C (16.0%, Due 5/10) (2) (6)	7,409,062	7,409,062	7,409,062

		Common Stock Warrants, Less than 5% of Co. (4)		20,250	60,600

Cheeseworks, Inc.	Distributor of specialty cheese and food products	Revolving Line of Credit (8.0%, Due 6/11) (6)	5,080,219	5,080,219	5,080,219

		Senior Secured Term Loan (11.0%, Due 6/11) (6)	12,060,187	12,060,187	12,060,187

Copperhead Chemical Company, Inc.	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt (15.3%, Due 11/10) (2) (6)	4,784,938	4,784,938	4,784,938

Company(1)	Industry	Investment	Principal	Cost	Fair Value(3)

Dover Saddlery, Inc.	Equestrian products catalog retailer	Senior Subordinated Debt (11.5%, Due 9/09) (6)	3,000,000	3,000,000	3,000,000

		Common Stock Warrants, Less than 5% of Co. (4)		148,200	147,800

Encore Legal Solutions, Inc.	Legal document management services	Junior Secured Term Loan A (10.6%, Due 12/09) (6)	3,819,500	3,819,500	3,819,500

		Junior Secured Term Loan B (10.8%, Due 12/09) (6)	6,907,625	6,907,625	6,907,625

		Senior Subordinated Debt (15.0%, Due 5/10) (2) (6)	5,060,109	5,060,109	5,060,109

		Common Stock Warrants, Less than 5% of Co. (4)		350,000	—

EXL Acquisition Corp.	Manufacturer of lab testing supplies	Senior Secured Term Loan A (8.4%, Due 3/11) (6)	7,400,000	7,400,000	7,400,000

		Senior Secured Term Loan B (9.1%, Due 3/12) (6)	2,388,000	2,388,000	2,388,000

		Senior Secured Term Loan D (15.0%, Due 3/12) (2) (6)	5,000,417	5,000,417	5,000,417

		Common Stock – Class A (4)		2,475	51,300

		Common Stock – Class B (2)		261,140	261,640

Fairchild Industrial Products, Co.	Manufacturer of industrial controls and power transmission products	Senior Secured Term Loan A (9.3%, Due 7/10) (6)	10,120,000	10,120,000	10,120,000

		Senior Secured Term Loan B (11.3%, Due 7/11) (6)	2,800,000	2,800,000	2,800,000

		Senior Subordinated Debt (15.5%, Due 7/11) (2)	5,368,427	5,368,427	5,368,427

		Preferred Stock (2)		390,698	390,698

		Common Stock (4)		121,598	107,300

Impact Products, LLC	Distributor of janitorial supplies	Junior Secured Term Loan B (9.6%, Due 9/12) (6)	7,462,500	7,462,500	7,462,500

		Junior Secured Term Loan C (13.5%, Due 9/12) (2) (6)	5,547,993	5,547,993	5,547,993

Company(1)	Industry	Investment	Principal	Cost	Fair Value(3)

Innovative Concepts in Entertainment, Inc.	Manufacturer of coin operated games	Senior Secured Term Loan A (9.4%, Due 2/11) (6)	5,550,000	5,550,000	5,550,000

		Senior Secured Term Loan B (9.9%, Due 2/11) (6)	3,582,000	3,582,000	3,582,000

		Senior Secured Term Loan C (13.0%, Due 8/11) (6)	3,900,000	3,900,000	3,900,000

Keltner Enterprises, LLC (5)	Distributor of automotive oils, chemicals and parts	Senior Subordinated Debt (14.0%, Due 12/11) (6)	3,850,000	3,850,000	3,850,000

L.A. Spas, Inc.	Manufacturer of above ground spas	Senior Subordinated Debt (15.5%, Due 1/10) (2) (6)	6,958,416	6,958,416	6,958,416

		Common Stock Warrants, Less than 5% of Co. (4)		5,000	—

Natural Products Group, LLC (5)	Manufacturer and marketer of branded personal care products	Junior Secured Term Loan (12.0%, Due 12/13) (6) (7)	4,000,000	4,000,000	4,020,000

Prince Mineral Company, Inc.	Manufacturer of pigments	Junior Secured Term Loan (11.0%, Due 3/11) (6)	3,600,000	3,600,000	3,600,000

		Senior Subordinated Debt (17.0%, Due 9/11) (2) (6)	10,541,985	10,541,985	10,541,985

Quartermaster, Inc.	Retailer of uniforms and tactical equipment to law enforcement and security professionals	Revolving Line of Credit (10.5%, Due 12/10) (6)	600,000	600,000	600,000

		Senior Secured Term Loan A (10.1%, Due 12/10) (6)	6,000,000	6,000,000	6,000,000

		Senior Secured Term Loan B (11.3%, Due 12/10) (6)	2,600,000	2,600,000	2,600,000

		Senior Secured Term Loan C (15.0%, Due 12/11) (2) (6)	3,175,289	3,175,289	3,175,289

R-O-M Corporation	Manufacturer of doors, ramps and bulkheads for fire trucks and food transportation	Senior Secured Term Loan A (10.1%, Due 12/09) (6)	3,105,334	3,105,334	3,105,334

		Senior Secured Term Loan B (11.1%, Due 12/10) (6)	3,383,000	3,383,000	3,383,000

		Senior Subordinated Debt (16.0%, Due 12/10) (2) (6)	7,082,136	7,082,136	7,082,136

Company(1)	Industry	Investment	Principal	Cost	Fair Value(3)

Robert Rothschild Farm, Inc.	Manufacturer of specialty food products	Senior Secured Term Loan B (9.0%, Due 7/11) (6)	4,650,000	4,650,000	4,650,000

		Senior Subordinated Debt (16.3%, Due 1/12) (2) (6)	4,850,189	4,850,189	4,850,189

Sidump’r Trailer Company, Inc.	Manufacturer of side dump trailers	Senior Secured Term Loan A (8.9%, Due 1/11) (6)	2,800,000	2,800,000	2,800,000

		Senior Secured Term Loan B (11.9%, Due 1/11) (6)	2,350,000	2,350,000	2,350,000

		Senior Secured Term Loan C (14.0%, Due 7/11) (2) (6)	3,145,589	3,145,589	3,145,589

		Senior Subordinated Debt (12.0%, Due 1/12) (6)	75,000	75,000	75,000

		Preferred Stock (2)	79,296	79,296	79,296

		Common Stock (4)	25	25	39,500

Smart, LLC (5)	Provider of tuition management services	Senior Secured Term Loan A (10.3%, Due 6/11) (6)	4,425,000	4,425,000	4,425,000

		Senior Secured Term Loan B (16.5%, Due 2/12) (2) (6)	3,510,549	3,510,549	3,510,549

		Common Stock – Class B (4)		1,000,000	1,003,300

Total Investments				217,533,919	217,155,503

Unearned Income				(3,278,752)	(3,278,752)

Total Investments Net of Unearned Income				$214,255,167	$213,876,751

(1)	The Company does not “control,” and is not an “affiliate” of, any of its portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company would “control” a portfolio company if the Company owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if the Company owned 5% or more of its voting securities.

(2)	Amount includes payment-in-kind (PIK) interest or dividends.

(3)	Fair value is determined in good faith by our board of directors.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.

(6)	Pledged as collateral under the Company’s Securitization Facility. See Note 3 to Consolidated Financial Statements.

(7)	Fair value is based on dealer quotes where there is an active market.
See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.
Consolidated Schedule of Investments
December 31, 2005

Company(1)	Industry	Investment	Principal	Cost	Fair Value(3)
Agent Media Corporation	Publisher of insurance industry periodicals	Senior Secured Term Loan A (11.8%, Due 9/08) (6)	$1,375,000	$1,375,000	$1,375,000

		Senior Secured Term Loan B (16.0%, Due 9/09) (2) (6)	2,109,015	2,109,015	2,109,015

		Common Stock Warrants, Less than 5% of Co.(4)		31,000	49,900

Allied Defense Group, Inc.	Diversified defense company	Senior Secured Term Loan (11.5%, Due 11/10) (6)	14,000,000	14,000,000	14,000,000

		Common Stock Warrants, Less than 5% of Co.(4)		463,168	573,800

Borga, Inc.	Manufacturer of pre-fabricated metal building systems	Senior Secured Term Loan A (7.7%, Due 3/09) (6)	2,046,000	2,046,000	2,046,000

		Senior Secured Term Loan B (10.7%, Due 5/10) (6)	1,835,250	1,835,250	1,835,250

		Senior Secured Term Loan C (16.0%, Due 5/10) (2) (6)	7,188,062	7,188,062	7,188,062

		Common Stock Warrants, Less than 5% of Co.(4)		20,250	89,600

Copperhead Chemical Company, Inc.	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt (15.3%, Due 11/10) (2) (6)	4,668,608	4,668,608	4,668,608

Dover Saddlery, Inc.	Equestrian products catalog retailer	Senior Subordinated Debt (11.5%, Due 9/09) (6)	3,000,000	3,000,000	3,000,000

		Common Stock Warrants, Less than 5% of Co.(4)		148,200	178,600

Eight O’Clock Coffee Company	Manufacturer, distributor, and marketer of coffee	Junior Secured Term Loan (11.4%, Due 11/12) (6)	6,500,000	6,500,000	6,500,000

Encore Legal Solutions, Inc.	Legal document management services	Junior Secured Term Loan A (9.8%, Due 12/09) (6)	4,660,000	4,660,000	4,660,000

		Junior Secured Term Loan B (8.3%, Due 12/09) (6)	6,944,625	6,944,625	6,944,625

		Senior Subordinated Debt (15.0%, Due 5/10) (2) (6)	4,946,718	4,946,718	4,946,718

		Common Stock Warrants, Less than 5% of Co.(4)		350,000	103,400

Fairchild Industrial Products, Co.	Manufacturer of industrial controls and power transmission products	Senior Secured Term Loan A (8.0%, Due 7/10) (6)	9,670,000	9,670,000	9,670,000

		Senior Secured Term Loan B (10.0%, Due 7/11) (6)	2,818,750	2,818,750	2,818,750

		Senior Subordinated Debt (15.5%, Due 7/11)	5,355,000	5,355,000	5,355,000

Company(1)	Industry	Investment	Principal	Cost	Fair Value(3)
Interstate Highway Sign Corporation	Manufacturer of highway and roadway signs	Senior Secured Term Loan (10.5%, Due 12/09) (6)	1,360,000	1,360,000	1,360,000

		Senior Subordinated Debt (18.0%, Due 12/09) (2) (6)	5,837,409	5,758,946	2,000,000

		Common Stock Warrants, Less than 5% of Co.(4)		59,932	—

Keltner Enterprises, LLC (5)	Distributor of automotive oils, chemicals and parts	Senior Subordinated Debt (14.0%, Due 12/11) (6)	3,850,000	3,850,000	3,850,000

L.A. Spas, Inc.	Manufacturer of above ground spas	Senior Subordinated Debt (15.5%, Due 1/10) (2) (6)	6,776,424	6,776,424	6,776,424

		Common Stock Warrants, Less than 5% of Co.(4)		5,000	—

Prince Mineral Company, Inc.	Manufacturer of pigments	Junior Secured Term Loan (11.0%, Due 3/11) (6)	3,600,000	3,600,000	3,600,000

		Senior Subordinated Debt (17.0%, Due 9/11) (2) (6)	10,228,579	10,228,579	10,228,579

Quartermaster, Inc.	Retailer of uniforms and tactical equipment to law enforcement and security professionals	Revolving Line of Credit (9.5%, Due 12/10) (6)	250,000	250,000	250,000

		Senior Secured Term Loan A (9.2%, Due 12/10) (6)	6,000,000	6,000,000	6,000,000

		Senior Secured Term Loan B (10.4%, Due 12/10) (6)	2,600,000	2,600,000	2,600,000

		Senior Secured Term Loan C (15.0%, Due 12/11) (2) (6)	3,104,133	3,104,133	3,104,133

Robert Rothschild Farm, Inc.	Manufacturer of specialty food products	Senior Secured Term Loan B (8.5%, Due 7/11) (6)	5,000,000	5,000,000	5,000,000

		Senior Subordinated Debt (16.3%, Due 1/12) (2) (6)	4,697,171	4,697,171	4,697,171

R-O-M Corporation	Manufacturer of doors, ramps and bulkheads for fire trucks and food transportation	Senior Secured Term Loan A (8.8%, Due 12/09) (6)	3,400,000	3,400,000	3,400,000

		Senior Secured Term Loan B (9.8%, Due 12/10) (6)	3,400,000	3,400,000	3,400,000

		Senior Subordinated Debt (16.0%, Due 12/10) (2) (6)	7,012,319	7,012,319	7,012,319

Total Investments				145,232,150	141,390,954

Unearned Income				(3,439,295)	(3,439,295)

Total Investments Net of Unearned Income				$141,792,855	$137,951,659

(1)	The Company does not “control,” and is not an “affiliate” of, any of its portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company would “control” a portfolio company if the Company owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if the Company owned 5% or more of its voting securities.

(2)	Principal amount includes payment-in-kind (PIK) interest.

(3)	Fair value is determined in good faith by the Company’s board of directors.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.

(6)	Pledged as collateral under the Company’s Securitization Facility. See Note 3 to Consolidated Financial Statements.
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
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (SFAS 157). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations or financial condition.
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

Dividends Paid
Distributions to stockholders are recorded on the declaration date. The Company is required to pay out to its shareholders at least 90% of its net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses for each taxable year in order to be eligible for the tax benefits allowed to a RIC under Subchapter M of the Code. It is the policy of the Company to pay out as a dividend all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on management’s estimate of the Company’s annual taxable income. Based on that, a dividend is declared and paid each quarter. At its tax year-end the Company may pay a bonus dividend, in addition to the quarterly dividends, to ensure that it has paid out at least 90% of its net ordinary taxable income and net realized short-term capital gains in excess of net realized long-term capital losses for the year.
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
On July 31, 2006, the Company completed its first RIC tax year, and, as a result, the Company determined that $2.5 million represented a tax return of capital for the fiscal tax year from August 1, 2005 through July 31, 2006. Such amount had been reclassified as a return of capital from distributions to paid-in capital at July 31, 2006.
Dividends and distributions which exceed net investment income and net realized capital gains for financial reporting purposes but not for tax purposes are reported as distributions in excess of net investment income and net realized capital gains, respectively. To the extent that they exceed net investment income and net realized gains for tax purposes, they are reported as distributions of capital stock in excess of par (i.e., return of capital). As more fully discussed in Note 9, the return of capital for distributions made for the period August 1, 2005 through July 31, 2006 was determined by the Company’s tax earnings and profits for its tax fiscal year ended July 31, 2006.
Reclassifications
Certain prior period amounts have been reclassified to the current presentation.
Note 2. Investments
At September 30, 2006 and December 31, 2005, investments consisted of the following:

	September 30, 2006		December 31, 2005
	Cost	Fair Value	Cost	Fair Value
Commercial loans	$214,161,069	$214,243,569	$144,154,600	$140,395,654
Investments in equity securities	3,372,850	2,911,934	1,077,550	995,300

Subtotal	217,533,919	217,155,503	145,232,150	141,390,954
Unearned income	(3,278,752)	(3,278,752)	(3,439,295)	(3,439,295)

Total	$214,255,167	$213,876,751	$141,792,855	$137,951,659

At September 30, 2006 and December 31, 2005, $86.9 million and $82.5 million, respectively, of the Company’s portfolio investments at fair value were at fixed rates, which represented approximately 40% and 58%, respectively, of the Company’s total portfolio of investments at fair value. The Company generally structures its subordinated debt at fixed rates, although many of its senior secured and junior secured loans are at variable rates determined on the basis of a benchmark LIBOR or prime rate. The Company’s loans generally have stated maturities ranging from 4 to 7.5 years.
At September 30, 2006 and December 31, 2005, the Company had equity investments and warrant positions designed to provide the Company with an opportunity for an enhanced internal rate of return. These instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains. During the three months ended September 30, 2006, the Company did not realize any gain or loss on its investment portfolio. During the nine months ended September 30, 2006, the Company realized a loss of $3.3 million on the sale of its investment in Interstate Highway Sign Corporation on gross proceeds received of $3.7 million. During the three and nine months ended September 30, 2005, the Company did not realize any gains or losses on its investment portfolio. During the three and nine months ended September 30, 2006, the Company recorded unrealized appreciation (depreciation) of ($344,000) and $3.5 million, respectively. The activity during the nine months ended September 30, 2006 primarily related to the investment in Interstate Highway Sign Corporation. Because the Company had previously recorded unrealized depreciation in the fair value of the investment in Interstate Highway Sign Corporation, the Company made an accounting entry to reverse such unrealized depreciation when such investment was sold and recognized a realized loss of $3.3 million. Total unrealized depreciation recorded during the three and nine months ended September 30, 2005 was $3.8 million and $3.1 million, respectively. In connection with the sale of the Interstate Highway Sign Corporation investment, the Company also received a participation interest of 10% in any future consideration received by the purchaser with respect to the subordinated debt investment. The Company, at this time, does not believe it will receive any additional consideration from the Interstate Highway Sign Corporation investment, and accordingly, has not recorded any value with respect to the participation interest.
The composition of the Company’s investment portfolio by type/loan class, excluding unearned income, as of September 30, 2006 and December 31, 2005 at cost and fair value was as follows:

	September 30, 2006				December 31, 2005
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Senior Secured Debt	$122,076,962	56.1%	$122,076,962	56.2%	$63,052,077	43.4%	$63,052,077	44.6%
Junior Secured Debt	37,337,618	17.2	37,420,118	17.2	21,704,625	15.0	21,704,625	15.3
Subordinated Debt	54,746,489	25.2	54,746,489	25.2	59,397,898	40.9	55,638,952	39.4
Warrants / Equity	3,372,850	1.5	2,911,934	1.4	1,077,550	0.7	995,300	0.7

Total	$217,533,919	100.0%	$217,155,503	100.0%	$145,232,150	100.0%	$141,390,954	100.0%

(1)	Represents percentage of total portfolio.
The composition of the Company’s investment portfolio by industry sector, excluding unearned income, as of September 30, 2006 and December 31, 2005 at cost and fair value was as follows:

	September 30, 2006				December 31, 2005
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Manufacturing	$98,998,870	45.5%	$99,113,722	45.6%	$74,921,696	51.6%	$71,172,168	50.3%
Distribution	47,850,899	22.0	47,678,899	22.0	3,850,000	2.6	3,850,000	2.7
Service	30,072,783	13.8	29,788,583	13.7	16,901,343	11.6	16,654,743	11.8
Consumer / Retail Goods	36,987,094	17.0	37,001,694	17.0	31,580,928	21.8	31,606,328	22.4
Publishing	3,161,105	1.5	3,181,305	1.5	3,515,015	2.4	3,533,915	2.5
Defense	463,168	0.2	391,300	0.2	14,463,168	10.0	14,573,800	10.3

Total	$217,533,919	100.0%	$217,155,503	100.0%	$145,232,150	100.0%	$141,390,954	100.0%

(1)	Represents percentage of total portfolio.
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
On August 2, 2005, the Company, through a consolidated wholly-owned bankruptcy remote, special purpose subsidiary, entered into a securitization revolving credit facility (the “Securitization Facility”), with an entity affiliated with BMO Capital Markets Corp. (formerly Harris Nesbitt Corp). The Securitization Facility allows the Company to borrow up to $140.0 million through the issuance of notes to a multi-seller commercial paper conduit administered by the affiliated entity. The Securitization Facility is secured by all of the loans held by the special purpose subsidiary. On September 18, 2006, the Company amended the Securitization Facility to extend the date the Company is allowed to make draws, reduce the interest rate payable, extend the amortization period, and reduce restrictions pertaining to certain loan concentrations. The Securitization Facility bears interest at the commercial paper rate plus 1.35% and has a due date of July 2009, and contains a provision for the payment of any outstanding balance upon maturity. The Securitization Facility provides for the payment to the lender of a monthly fee equal to 0.25% per annum on the unused amount of the Securitization Facility. The Company can use the proceeds of the Securitization Facility to fund loan origination activities and for general corporate purposes. At September 30, 2006, the interest rate was 6.65%. The Securitization Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum yields on funded loans. The Securitization Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Securitization Facility. In connection with the origination of the Securitization Facility, the Company incurred $1.3 million of fees and expenses which are being amortized over the term of the facility. As of September 30, 2006, the Company had $57.9 million of borrowings outstanding under the Securitization Facility. Interest expense for the three months ended September 30, 2006 consisted of interest charges of $843,000, unused facility fees of $59,000, and amortization of debt issuance costs of $93,000; and for the nine months ended September 30, 2006 consisted of interest charges of $2.4 million, unused facility fees of $173,000 and amortization of debt issuance costs of $296,000. Interest expense for the three months ended September 30, 2005 consisted of interest charges of $604,000, unused facility fees of $64,000, and amortization of debt issuance costs of $177,000; and for the nine months ended September 30, 2005 consisted of interest charges of $3.0 million, unused facility fees of $64,000 and amortization of debt issuance costs of $177,000.
On March 13, 2006, the Company, through its special purpose subsidiary, entered into a five year interest rate swap agreement at a fixed rate of 5.04%, on an initial notional amount of $20.0 million. The swap was put into place to hedge against changes in variable interest payments on a portion of the Company’s outstanding borrowings. For the three and nine months ended September 30, 2006, net unrealized losses attributed to the swap were approximately $225,000 and $26,000, respectively.
Note 4. Stock Option Plan
During 2005, the Company established a stock option plan (the “Plan”) and reserved 1,341,748 shares of common stock for issuance under the Plan. On August 2, 2005, concurrent with the completion of the Company’s initial public offering, options to purchase a total of 1,301,496 shares of common stock were granted to the Company’s executive officers with an exercise price of $14.00 per share (the initial public offering price of the common stock). Such options vest equally, on an annual basis, over three years from the date of grant and have a ten-year exercise period. In June, 2006, the stockholders approved the issuance of an additional 1,089,929 shares of the Company’s common stock upon exercise of options to be granted under the Plan. On June 26, 2006, options to purchase a total of 903,000 shares of common stock were granted to the Company’s executive officers and employees with an exercise price of $10.97 per share (the price of the common stock at date of grant). Such options vest equally, on a monthly basis, over three years from the date of grant and have a ten-year exercise period. As of September 30, 2006, 2,204,496 options were outstanding, 509,000 of which were exercisable. The options have a weighted average remaining contractual life of 9.2 years, a weighted average exercise price of $12.76, and an aggregate intrinsic value of approximately $2.1 million.
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
Assumptions used on future grants may change as the Company’s actual experience may be different. The weighted average fair value of options granted in 2006 and 2005 was approximately $0.74 and $0.90, respectively, using the Black-Scholes option pricing model. The Company has adopted the policy of recognizing compensation cost for options with graded vesting on a straight-line basis over the requisite service period for the entire award. For the three and nine months ended September 30, 2006, the Company recorded compensation expense related to stock options of approximately $154,000 and $352,000, respectively, which is included in compensation expense in the Consolidated Statements of Operations. The Company does not record the tax benefits associated with the expensing of stock options since the Company elected to be treated as a RIC under Subchapter M of the Internal Revenue Code and as such, the Company is not subject to federal income tax on the portion of taxable income and gains distributed to stockholders, provided that at least 90% of its annual taxable income is distributed. As of September 30, 2006, there was $1.3 million of unrecognized compensation cost related to unvested options which is expected to be recognized over 2.8 years.

Prior to the adoption of SFAS 123R, the Company provided disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company did not recognize stock-based compensation cost in our consolidated statements of operations for periods prior to the adoption of SFAS 123R, as all options granted had an exercise price equal to the market price of our common stock on the date of grant.
The following table illustrates the effect on net loss and basic and diluted loss per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$(5,647,515)	$(4,218,504)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	65,075	65,075

Pro forma net loss	$(5,712,590)	$(4,283,579)

Loss per share, as reported – basic and diluted	$(0.62)	$(0.75)

Loss per share, pro forma – basic and diluted	$(0.63)	$(0.76)

The pro forma compensation costs presented above were determined using the weighted average fair values of options granted under the Plan. The fair value of grants was estimated using the Black-Scholes option pricing model with the following assumptions: annual dividend rate of 8%, risk free interest rate of 4.34%, expected volatility of 21%, and the expected life of the options of 10 years. As a result of the Company’s 2005 initial public offering, the Company does not have a history of option exercises or forfeitures and, accordingly applied a 10 year expected option life, equal to the life of the grants, in the option pricing model.
Note 5. Earnings Per Share and Common Stock
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic:
Net income (loss)	$3,527,175	$(5,647,515)	$11,066,186	$(4,218,504)
Weighted average common shares outstanding	15,781,525	9,088,353	13,582,320	5,613,915
Earnings (loss) per common share, basic	$0.22	$(0.62)	$0.81	$(0.75)

Diluted:
Net income (loss)	$3,527,175	$(5,647,515)	$11,066,186	$(4,218,504)
Weighted average common shares outstanding	15,781,525	9,088,353	13,582,320	5,613,915
Dilutive effect of stock options	54,891	—	54,891	—

Weighted average common shares and common stock equivalents	15,836,416	9,088,353	13,637,211	5,613,915

Earnings (loss) per common share, diluted	$0.22	$(0.62)	$0.81	$(0.75)
For purposes of calculating diluted earnings per common share, 903,000 outstanding stock options are included in diluted earnings per common share using the treasury stock method. For the remaining 1.3 million outstanding stock options, the exercise price exceeded the average market price of shares of beneficial interest during the period, and accordingly, were not included in calculation of diluted earnings per common share.
On July 27, 2005, Wilton merged with and into the Company and the Company then effected a 9,081.7–for-1 stock split of its common stock. Prior to the consummation of the merger and stock split, Patriot Partners, L.P. owned 200 shares of common stock of the Company and Wilton Funding Holdings, LLC owned 223.7 equity interests in Wilton. Compass was deemed to be the beneficial owner of the shares of common stock and equity interests owned by Patriot Partners, L.P. and Wilton Funding Holdings, LLC, respectively. As a result of the stock split, the Company had 3,847,902 shares of common stock outstanding immediately prior to the completion of its initial public offering. Common shares used in the computation of earnings per common share for the three and nine months ended September 30, 2005 reflect the merger and the stock split.

On August 2, 2005, the Company closed its initial public offering of 7,190,477 shares of common stock and received gross proceeds of $100.7 million less underwriters’ commissions and discounts, and fees of $8.6 million. In addition, on August 15, 2005, the underwriters exercised their option to purchase an additional 1,078,572 shares of common stock and the Company received gross proceeds of $15.1 million less underwriters commissions, discounts and fees of $1.1 million. Also, as part of the initial public offering, Compass sold 2,464,285 shares of common stock of the Company, which resulted in it beneficially owning 10.6% of the outstanding shares of common stock of the Company immediately upon the completion of such offering. In addition, during 2005, the Company established a dividend reinvestment plan, and issued 19,704 shares in connection with dividends paid.
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
On June 14, 2006, the Company closed a secondary public offering of 3,600,000 shares of common stock and received gross proceeds of $39.1 million less underwriters’ commissions and discounts, and fees of $2.4 million. Also, as part of this secondary public offering, Compass sold 250,000 shares of common stock of the Company on July 5, 2006, which resulted in it beneficially owning 6.5% of the outstanding shares of common stock of the Company immediately upon the completion of such offering.
On August 7, 2006, the Board of Directors declared a cash dividend of $0.31 per share, payable on October 17, 2006 to stockholders of record as of the close of business September 15, 2006. Such cash dividend was payable on total shares issued and outstanding on the record date. Also, in connection with the Company’s dividend reinvestment plan, 35,225 shares were issued in connection with dividends paid on October 17, 2006.
Note 6. Commitments and Contingencies
The balance of unused commitments to extend credit was $25.4 million and $8.8 million at September 30, 2006 and December 31, 2005, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as investment draws, revolving credit arrangements or similar transactions. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the counterparty. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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
The Company leases its corporate offices and certain equipment under operating leases with terms expiring through 2011. Future minimum lease payments due under operating leases at September 30, 2006 are as follows: $57,000 – remainder of 2006, $231,000 – 2007, $237,000 – 2008, $241,000 – 2009, $247,000 – 2010, $21,000 – 2011. Rent expense was approximately $56,000 and $168,000, respectively, for the three and nine months ended September 30, 2006. At September 30, 2006, the Company had an outstanding letter of credit in the amount of $38,000 as security deposit for the lease of the Company’s corporate offices.
Note 7. Concentrations of Credit Risk
The Company’s customers are primarily small- to mid-sized companies in a variety of industries.
At September 30, 2006 and December 31, 2005, the Company’s two largest investments (as a percentage of commitments) represented approximately 17% and 24%, respectively, of the total investment portfolio. Investment income, consisting of interest, dividends, fees, other investment income, can fluctuate upon repayment of an investment or sale of an equity interest. Revenue recognition in any given year can be highly concentrated among several customers. During the nine months ended September 30, 2006, the Company did not record investment income from any customer in excess of 10.0% of total investment income. During the nine months ended September 30, 2005, investment income from three customers accounted for 16.3%, 16.1% and 14.7% of total investment income.

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
The Company paid consulting fees of $55,000 and $555,000, for the three and nine months ended September 30, 2005, respectively, to Kilgore Consulting CPM LLC and Philan LLC, entities affiliated with Compass. On July 27, 2005, the consulting agreements were terminated.
Note 9. Income Taxes
Effective August 1, 2005, the Company elected to be treated as a RIC. The Company’s first RIC tax year ended on July 31, 2006. The Company’s policy is to comply with the requirements of the Code that are applicable to RICs and to distribute substantially all of its taxable income to its shareholders. To date, the Company has fully met all of the distribution requirements and other requirements of Subchapter M, therefore, no federal, state or local income tax provision is required.
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
Distributable taxable income for the period January 1, 2006 through September 30, 2006 and for the period August 1, 2005 (commencement of RIC status) through July 31, 2006 (close of first RIC tax year) is as follows:

	January 1, 2006	August 1, 2005
	to	to
	September 30, 2006	July 31, 2006
GAAP Net Investment Income	$10,901,000	$8,969,000
Tax timing differences of:
Origination fees, net	336,000	481,000
Stock compensation expense, bonus accruals, original issue discount and other	804,000	322,000

Tax Distributable Income	$12,041,000	$9,772,000

Distributable taxable income differs from GAAP net investment income primarily due to: (1) origination fees received in connection with investments in portfolio companies are treated as taxable income upon receipt; (2) certain stock compensation and other bonus accruals are not currently deductible for tax purposes; and (3) certain debt investments that generate original issue discount.
The tax character of dividends paid for the period January 1, 2006 through September 30, 2006 and for the period August 1, 2005 (commencement of RIC status) through July 31, 2006 (close of first RIC tax year) is as follows:

	January 1, 2006	August 1, 2005
	to	to
	September 30, 2006	July 31, 2006
Distributions paid from :
Ordinary income	$5,617,000	$9,772,000
Long-term capital gains	—	—

Subtotal	5,617,000	9,772,000
Tax return of capital	1,429,000	2,485,000

Total distributions	$7,046,000	$12,257,000

Distributions which exceed tax distributable income (tax net investment income and realized gains, if any) are reported as distributions of capital stock in excess of par (i.e. return of capital). The taxability of the four distributions made in the period August 1, 2005 through July 31, 2006 was determined by the Company’s tax earnings and profits for its tax fiscal year ended July 31, 2006. As noted above, the Company determined that 79.7% of each distribution represented ordinary income and 20.3% represented return of capital.
As of September 30, 2006, the components of accumulated earnings on a tax basis were as follows:

September 30, 2006
Distributable ordinary income	$3,155,000
Other book/tax temporary differences	(3,949,000)
Unrealized appreciation	(405,000)
Accumulated capital and other losses	(3,271,000)
The tax distributable income of $3,155,000 as of September 30, 2006 noted above was paid out as part of the October 17, 2006 cash distribution. The taxability of this distribution will be determined by the Company’s tax earnings and profits for its tax fiscal year ending July 31, 2007. As of September 30, 2006, the Company estimates that 100% of the October 17, 2006 distribution will be treated as ordinary income.
At July 31, 2006 (tax fiscal year end), the Company has a net capital loss carryforward, of $3.3 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will expire in the Company’s tax fiscal year ending July 31, 2014.
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
As a Subchapter C Corporation, the Company accounted for its income taxes following the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under such method, deferred tax assets and liabilities are recognized for future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. At September 30, 2006 and December 31, 2005, there were no deferred tax assets due to the Company’s election of RIC status.
Note 10. Financial Highlights

	For the Nine Months Ended
	September 30,
	2006	2005
Per Share Data:
Net asset value at beginning of period	$10.48	$7.10
Net investment income (loss)	.69	(.20)
Net loss on investments	(.21)	—
Net change in unrealized appreciation on investments	.22	(.55)
Issuance of common stock	10.34	12.83
Distributions from net investment income	(.69)	(.16)
Distributions in excess of net investment income	(.07)	—
Stock based compensation expense	.02	—
Dilutive effect of share issuance	(10.40)	(8.52)

Net asset value at end of period	$10.38	$10.50

Total Net Asset Value Return (1)	13.9%	(8.3)%

Per share market value, December 31	$12.20	$14.00 (3)
Per share market value, September 30	$13.32	$13.74

Total Market Value Return (2)	15.4%	(0.7)%

Shares outstanding at end of period	15,786,769	12,116,951

Ratios and Supplemental Data:
Net assets at end of period	$163,855,000	$127,222,000
Average net assets	145,025,000	50,913,000
Ratio of operating expenses to average net assets (annualized)	7.4%	26.3%
Ratio of net investment income (loss) to average net assets (annualized)	10.0%	(3.0)%
Average borrowings outstanding	$48,114,000	$39,470,000
Average amount of borrowings per share	$3.05	$3.26

(1)	The total net asset value return (not annualized) reflects the change in net asset value of a share of stock, plus dividends. On July 27, 2005, Patriot and Wilton merged, and then the merged entity effected a stock split. As a result, the Company’s financial statements reflect 3,847,902 shares issued and outstanding for the periods prior to the merger. On August 2, 2005, the Company closed its initial public offering of 7,190,477 shares of common stock and on August 15, 2005, the underwriters exercised their option to purchase an additional 1,078,572 shares of common stock.

(2)	The total market value return (not annualized) reflects the change in the ending market value per share plus dividends, divided by the beginning market value per share.

(3)	Share price as of August 2, 2005, the date the Company closed its initial public offering.
Note 11. Subsequent Events
During October 2006, the Company funded a $3.0 million junior secured term loan investment in EmployBridge Holding Company, a provider of commercial temporary staffing services. Also in October 2006, the Company funded a $500,000 junior secured term loan investment in Stolle Machinery Company LLC, a provider of capital equipment used in the production of aluminum and steel beverage and food cans.
On October 4, 2006, the Company received gross proceeds of $1.0 million in conjunction with the full repayment of a junior secured term loan to Bare Escentuals Beauty, Inc.
On November 10, 2006, the Board of Directors declared a cash dividend of $0.31 per share, payable on January 17, 2007 to stockholders of record as of the close of business December 15, 2006. Such cash dividend is payable on total shares issued and outstanding on the record date.
On November 10, 2006, the Company closed a $25.5 million one-stop financing.

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

Portfolio Composition
     Our primary business is lending to and investing in small- to mid-sized businesses through investments in senior secured loans, junior secured loans, subordinated debt investments and equity investments, including warrants. The fair value of our portfolio (excluding unearned income of $3.3 million and $3.4 million at September 30, 2006 and December 31, 2005, respectively) was $217.2 million and $141.4 million at September 30, 2006 and December 31, 2005, respectively. The increase in the value of our portfolio during each period is primarily attributable to newly-originated investments.
     Total portfolio investment activity (excluding unearned income) as of and for the nine months ended September 30, 2006 and the year ended December 31, 2005 was as follows:

	September 30, 2006	December 31, 2005
Beginning portfolio at fair value	$141,390,954	$67,677,751
Originations/draws/purchases	106,226,598	88,850,000
Investments in equity securities	2,324,997	575,490
Investment repayments	(30,918,221)	(14,572,867)
Increase in payment-in-kind interest / dividends	1,767,272	1,825,755
Sale of investments	(7,098,878)	—
Increase (decrease) in fair value of investments	3,462,781	(2,965,175)

Ending portfolio at fair value	$217,155,503	$141,390,954

As of September 30, 2006 and December 31, 2005, the composition of our portfolio at fair value (excluding unearned income) was as follows:

	September 30, 2006		December 31, 2005
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio
Senior secured revolving lines of credit	$6,180,219	2.8%	$250,000	0.2%
Senior secured term loans	115,896,743	53.4	62,802,077	44.4
Junior secured term loans	37,420,118	17.2	21,704,625	15.3
Senior subordinated debt	54,746,489	25.2	55,638,952	39.4
Investments in equity securities	2,911,934	1.4	995,300	0.7

Totals	$217,155,503	100.0%	$141,390,954	100.0%

     For the nine months ended September 30, 2006 and year ended December 31, 2005, the weighted average yield on all of our outstanding debt investments was approximately 13.7% and 13.5%, respectively. The yield during the nine months ended September 30, 2006 was positively impacted by the recognition of deferred financing fees received from one of our portfolio companies as a result of the repayment of its entire outstanding debt. For the nine months ended September 30, 2006, the weighted average yield on all of our outstanding debt investments was approximately 13.2%, excluding the impact of the unamortized deferred financing fees. The remaining balance of deferred financing fees for this portfolio company recognized during the nine months ended September 30, 2006 totaled $713,000. Yields are computed using actual interest income earned for the year (annualized for the nine months ended September 30, 2006), including amortization of loan fees and original issue discount, divided by the weighted average fair value of debt investments. As of September 30, 2006 and December 31, 2005, $86.9 million and $82.5 million, respectively, of our portfolio investments at fair value (excluding unearned income) were at fixed interest rates, which represented approximately 40% and 58%, respectively, of our total portfolio of investments at fair value (excluding unearned income). We generally structure our subordinated debt investments at fixed rates although many of our senior secured and junior secured loans are, and will be, at variable rates.

     On March 13, 2006, the Company, through its special purpose subsidiary, entered into a five year interest rate swap agreement at a fixed rate of 5.04%, on an initial notional amount of $20.0 million. The swap was put into place to hedge against changes in variable interest payments on a portion of the Company’s outstanding borrowings. For the three and nine months ended September 30, 2006, net unrealized loss attributed to the swap was approximately $225,000 and $26,000, respectively. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower rates with respect to the hedged portfolio.
     At September 30, 2006, our equity investments consisted of common and preferred stock and warrants to acquire equity interests in certain of our portfolio companies. At December 31, 2005, all of our equity investments were warrants to acquire equity interests in certain of our portfolio companies. Warrants to acquire equity interests allow us to participate in the potential appreciation in the value of the portfolio company, while minimizing the amount of upfront cost to us.
     As of September 30, 2006 and December 31, 2005, the composition of our investment portfolio by industry sector, (excluding unearned income) at cost and fair value was as follows:

	September 30, 2006				December 31, 2005
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Manufacturing	$98,998,870	45.5%	$99,113,722	45.6%	$74,921,696	51.6%	$71,172,168	50.3%
Distribution	47,850,899	22.0	47,678,899	22.0	3,850,000	2.6	3,850,000	2.7
Service	30,072,783	13.8	29,788,583	13.7	16,901,343	11.6	16,654,743	11.8
Consumer / Retail Goods	36,987,094	17.0	37,001,694	17.0	31,580,928	21.8	31,606,328	22.4
Publishing	3,161,105	1.5	3,181,305	1.5	3,515,015	2.4	3,533,915	2.5
Defense	463,168	0.2	391,300	0.2	14,463,168	10.0	14,573,800	10.3

Total	$217,533,919	100.0%	$217,155,503	100.0%	$145,232,150	100.0%	$141,390,954	100.0%

(1)	Represents percentage of total portfolio.
     At September 30, 2006 and December 31, 2005, our two largest investments (as a percentage of commitments) represented approximately 17% and 24%, respectively, of the total investment portfolio at fair value. Investment income, consisting of interest, fees, recognition of gains on equity interests, and other income can fluctuate upon repayment of an investment or sale of a debt or equity interest. Revenue recognition in any given period can be highly concentrated among several portfolio companies. During the nine months ended September 30, 2006, the Company did not record investment income from any customer in excess of 10.0% of total investment income. During the nine months ended September 30, 2005, investment income from three customers accounted for 16.3%, 16.1%, and 14.7% of total investment income.
Asset Quality — Debt Portfolio
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
     The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Investments at	Percentage of	Investments at	Percentage of
Investment Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	$18,166,562	8.5%	$16,069,312	11.5%
2	159,981,357	74.7	102,189,918	72.8
3	36,095,650	16.8	20,136,424	14.3
4	—	—	2,000,000	1.4
5	—	—	—	—

Totals	$214,243,569	100.0%	$140,395,654	100.0%

Loans and Debt Securities on Non-Accrual Status
     At September 30, 2006, none of our loans and debt securities were on non-accrual status. At December 31, 2005, loans and debt securities at fair value not accruing PIK interest in our total investment portfolio were $2.0 million, all of which related to one investment. At December 31, 2005, all cash interest and principal due on this investment was paid on a timely basis. On May 12, 2006, we sold this investment.
Results of Operations
     The principal measure of our financial performance is net income (loss) which includes net investment income (loss) and net realized and unrealized gain (loss). Net investment income (loss), is the difference between our income from interest, dividends, fees, and other investment income and our operating expenses. Net realized gain (loss) on investments, is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.
Comparison for the three months ended September 30, 2006 and 2005
     Total Investment Income
     Total investment income includes interest and dividend income on our investments, fee income and other investment income. Fee income consists principally of loan and arrangement fees, annual administrative fees and unused fees. Other investment income consists primarily of the prepayment fee we received from one of our portfolio companies on the repayment of its entire outstanding debt.
     Total investment income for the three months ended September 30, 2006 and 2005, was $6.9 million and $3.7 million, respectively. For the three months ended September 30, 2006, this amount consisted of interest income of $51,000 from cash and cash equivalents, $6.6 million of interest income from portfolio investments (which included $623,000 in payment-in-kind or PIK interest), $62,000 in fee income and $135,000 in other investment income. For the three months ended September 30, 2005, this amount primarily consisted of interest income of $54,000 from cash and cash equivalents, $3.6 million of interest income from portfolio investments (which included $527,000 in PIK interest) and $122,000 in fee income.
     The increase in our total investment income for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, is primarily attributable to an increase in the weighted average fair value balance outstanding of our interest-bearing investment portfolio during the quarter ended September 30, 2006. During the three months ended September 30, 2006, the weighted average fair value balance outstanding of our interest-bearing investment portfolio was approximately $206.3 million as compared to approximately $108.0 million during the three months ended September 30, 2005.
     Expenses
     Expenses include compensation expense, consulting fees, interest on our outstanding indebtedness, professional fees, and general and administrative expenses.
     Expenses for the three months ended September 30, 2006 and September 30, 2005, were $2.8 million and $5.6 million, respectively. Expenses decreased for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 by approximately $2.8 million, primarily as a result of a $3.4 million prepayment penalty incurred in 2005 due to the repayment of the outstanding balance under our $120 million credit agreement. That decrease was offset by higher professional fees, which increased by $138,000, and higher general and administrative expenses, which increased by $325,000, and higher interest expense, which increased by $149,000. The higher professional fees are attributable to being a public company. The higher general and administrative expenses are primarily attributable to higher insurance costs, specifically directors and officers insurance, higher rent expense and higher director’s fees. The increase in interest expense is due to the increase in weighted average borrowings outstanding.
     Interest expense for the three months ended September 30, 2006, consisted of interest charges of $843,000, unused facility fees of $59,000 and amortization of debt issuance costs of $93,000. Interest expense for the three months ended September 30, 2005, consisted of interest charges of $604,000, unused facility fees of $64,000 and amortization of debt issuance costs of $177,000.

     Realized Gain (Loss) on Sale of Investments
     Net realized gain (loss) on sale of investments is the difference between the proceeds received from dispositions of portfolio investments and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized. We did not realize any gains or losses on the sale of our portfolio investments during the three months ended September 30, 2006 and 2005.
     Net Change in Unrealized Appreciation or Depreciation on Investments
     We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for most of the investments in our portfolio, we value substantially all of the portfolio investments at fair value as determined in good faith by the board of directors pursuant to our valuation policy and a consistently applied valuation process. For those investments where there is an active market, fair value is based upon dealer quotes. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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
     We received valuation assistance from our independent valuation firm, Duff & Phelps, LLC, on our entire investment portfolio at September 30, 2006 and December 31, 2005.
     Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. During the three months ended September 30, 2006 and 2005, we recorded net unrealized depreciation of $344,000 and $3.8 million, respectively, on our investments.
     Unrealized Loss on Interest Rate Swap
     Net unrealized loss on interest rate swap represents the change in value of the swap agreement. For the three months ended September 30, 2006, we recorded an unrealized loss of approximately $225,000 on our interest rate swap agreement.
Net Income
     Net income was $3.5 million for the quarter ended September 30, 2006 as compared to net loss of $5.6 million for the quarter ended September 30, 2005. The $9.1 million increase in net income was primarily a result of an increase in investment income of $3.1 million in 2006, incurring a non-recurring $3.4 million prepayment penalty in 2005 due to the repayment of the outstanding balance under our $120 million financing agreement and a decrease in unrealized depreciation of $3.4 million in 2006.
Comparison for the nine months ended September 30, 2006 and 2005
     Total Investment Income
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

     Total investment income for the nine months ended September 30, 2006 and 2005, was $18.9 million and $8.9 million, respectively. For the nine months ended September 30, 2006, this amount consisted of interest income of $316,000 from cash and cash equivalents, $17.6 million of interest income from portfolio investments (which included $1.8 million in payment-in-kind or PIK interest), $188,000 in fee income and $848,000 in other investment income. For the nine months ended September 30, 2005, this amount primarily consisted of interest income of $68,000 from cash and cash equivalents, $8.6 million of interest income from portfolio investments (which included $1.4 million in PIK interest) and $188,000 in fee income.
     The increase in our total investment income for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 is primarily attributable to an increase in the weighted average fair value balance outstanding of, and higher yields on, our interest-bearing investment portfolio during the nine months ended September 30, 2006. During the nine months ended September 30, 2006, the weighted average fair value balance outstanding of our interest-bearing investment portfolio was approximately $179.2 million as compared to approximately $86.0 million during the nine months ended September 30, 2005.
     Expenses
     Expenses include compensation expense, consulting fees, interest on our outstanding indebtedness, professional fees, and general and administrative expenses.
     Expenses for the nine months ended September 30, 2006 and 2005, were $8.0 million and $10.0 million, respectively. Expenses decreased for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, by approximately $2.0 million, primarily as a result of a $3.4 million prepayment penalty incurred in 2005 from the repayment of the outstanding balance under our $120 million credit agreement, the termination of consulting agreements on July 27, 2005 which resulted in savings of $555,000 and a decrease in interest expense in the amount of $329,000. Those decreases were offset by higher employee compensation expense, which increased by $827,000, $352,000 of which related to non-cash stock option compensation as a result of our adoption of SFAS 123R on January 1, 2006, higher professional fees, which increased by $326,000, and higher general and administrative expenses, which increased by $1.1 million. The higher employee compensation is attributable to the increase in the number of our personnel due to increased investment activity and an increase of bonus accruals pursuant to employment agreements with certain of our executive officers entered into during the last half of 2005. The higher professional fees are attributable to being a public company. The higher general and administrative expenses are primarily attributable to higher insurance costs, specifically directors and officers insurance, higher rent expense and higher director’s fees. The decrease in interest expense is principally due to lower interest rates.
     Interest expense for the nine months ended September 30, 2006, consisted of interest charges of $2.4 million, unused facility fees of $173,000 and amortization of debt issuance costs of $296,000. Interest expense for the nine months ended September 30, 2005, consisted of interest charges of $3.0 million, unused facility fees of $64,000 and amortization of debt issuance costs of $177,000.
     Realized Gain (Loss) on Sale of Investments
     Net realized gain (loss) on sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. During the nine months ended September 30, 2006, we sold our investment in Interstate Highway Sign Corporation and realized a net loss of $3.3 million. In connection with the sale of the Interstate Highway Sign Corporation investment, the Company also received a participation interest of 10% in any future consideration received by the purchaser with respect to the subordinated debt investment. The Company, at this time, does not believe it will receive any additional consideration from the Interstate Highway Sign Corporation investment, and accordingly, has not recorded any value with respect to the participation interest. We did not realize any gains or losses on the sale of our portfolio investments during the nine months ended September 30, 2005.
     Net Change in Unrealized Appreciation or Depreciation on Investments
     Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio. During the nine months ended September 30, 2006, we recorded net unrealized appreciation of $3.5 million on our investments, which primarily related to our investment in Interstate Highway Sign Corporation. Because we had previously recorded an unrealized depreciation of $3.8 million in the fair value of our investment in Interstate Highway Sign Corporation, we had to make an accounting entry to reverse such unrealized depreciation when we sold such investment and recognized a realized loss of $3.3 million. Total unrealized depreciation recorded during the nine months ended September 30, 2005 was $3.1 million.

     Unrealized Loss on Interest Rate Swap
     For the nine months ended September 30, 2006, we recorded an unrealized loss of approximately $26,000 on our interest rate swap agreement.
     Net Income
     Net income was $11.1 million for the nine months ended September 30, 2006 as compared to net loss of $4.2 million for the nine months ended September 30, 2005. The $15.3 million increase in net income was primarily a result of an increase in investment income of $10.0 million in 2006, incurring a non-recurring $3.4 million prepayment penalty in 2005 due to the repayment of the outstanding balance under our $120 million financing agreement, and an increase in unrealized depreciation of $6.5 million in 2006 offset by a $3.3 million realized loss in 2006.
Financial Condition, Liquidity and Capital Resources
Cash, Cash Equivalents and Restricted Cash
     At September 30, 2006 and December 31, 2005, we had $7.1 million and $2.4 million, respectively, in cash and cash equivalents. In addition, at September 30, 2006 and December 31, 2005, we had $5.3 million and $7.8 million, respectively, in restricted cash. The restricted cash balances primarily represent funds held under the terms of our $140.0 million securitization revolving credit facility with an affiliate of BMO Capital Markets Corp. (“Securitization Facility”). A portion of these funds, approximately $4.2 million and $6.8 million, were released to us on October 12, 2006 and January 12, 2006, respectively.
     For the nine months ended September 30, 2006, net cash provided by operating activities totaled $10.2 million, compared to net cash used for operating activities of $3.1 million for the comparable period. This change was due primarily to $11.1 million in net income in 2006 compared to a net loss of $4.2 million in 2005. The increase in net cash provided by operating activities in 2006 was also related to an increase of $290,000 in interest payable and a $642,000 increase in accounts payable, accrued expenses and other (which primarily related to accrued bonuses) offset by a $507,000 increase in interest receivable, a $1.8 million increase in PIK interest accrued but not yet received in cash. Cash used for investing activities totaled $74.3 million and $46.5 million for the nine months ended September 30, 2006 and 2005, respectively. This change was principally due to higher investment origination, partially offset by $30.9 million in loan prepayments and scheduled amortization and $3.6 million from the sale of our investment in Interstate Highway Sign Corporation. Cash provided by financing activities totaled $68.8 million and $65.7 million for the nine months ended September 30, 2006 and 2005, respectively. This change was principally due to a net increase of $36.2 million in our borrowings under our Securitization Facility, proceeds of $36.7 million from our sale of common stock, and a decrease in restricted cash of $2.6 million in the nine months ended September 30, 2006 as compared to a net decrease of $42.6 million in our borrowings offset by proceeds of $106.1 million from our sale of common stock and a decrease in restricted cash of $3.0 million in the nine months ended September 30, 2005.
Liquidity and Capital Resources
     Prior to our initial public offering, our primary sources of capital had been from Compass which provided us with a $30.1 million equity investment, a $400,000 demand note and a $2.0 million secured revolving line of credit and an unaffiliated lender which provided us with a line of credit under which we had the ability to borrow up to $120.0 million, subject to certain conditions. On August 2, 2005, we completed an initial public offering of 7,190,477 shares of our common stock and on August 15, 2005, the underwriters exercised their option to purchase an additional 1,078,572 shares of common stock. We received net proceeds, after underwriters’ discounts and commissions, and offering expenses of $106.1 million. Concurrent with our initial public offering, we entered into a securitization revolving credit facility, which we amended in September 2006. See “– Borrowings.”
     On June 14, 2006, the Company closed a secondary public offering of 3,600,000 shares of common stock and received gross proceeds of $39.1 million less underwriters’ commissions and discounts, and fees of $2.4 million. Also, as part of this secondary public offering, Compass sold 250,000 shares of common stock of the Company on July 5, 2006, which resulted in it beneficially owning 6.5% of the outstanding shares of common stock of the Company immediately upon the completion of such offering. We did not receive any proceeds from the sale by Compass of its shares.
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

     In order to satisfy the requirements applicable to RIC’s under Subchapter M of the Code, we intend to continue to distribute to our stockholders substantially all of our taxable income. Taxable income generally differs from net income (loss) for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Taxable income includes cash fees collected and non-cash items, such as PIK interest and original issue discount. Cash collections of income resulting from PIK interest generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense. See “– Regulated Investment Company Status and Dividends.”
     In addition, as a business development company, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. As of September 30, 2006, this ratio was 396%. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
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
     Securitization Revolving Credit Facility. On July 27, 2005, we, through a wholly-owned, bankruptcy remote, special purpose subsidiary of ours, entered into a securitization revolving credit facility (“Securitization Facility”) with an entity affiliated with BMO Capital Markets Corp.. The Securitization Facility allows our special purpose subsidiary to borrow up to $140.0 million through the issuance of notes to a multi-seller commercial paper conduit that is administered by the affiliated entity. The Securitization Facility is secured by all of the loans held by our special purpose subsidiary. On September 18, 2006, the Company amended the Securitization Facility to extend the date the Company is allowed to make draws, reduce the interest rate payable, extend the amortization period, and reduce restrictions pertaining to certain loan concentrations. The Securitization Facility bears interest at the commercial paper rate plus 1.35% and is due July 2009. The Securitization Facility provides for the payment to the lender of a monthly fee equal to 0.25% per annum on the unused amount of the facility. We use the proceeds of the Securitization Facility to fund our loan origination activities and for general corporate purposes. Each loan origination under the securitization revolving credit facility will be subject to the satisfaction of certain conditions. We cannot assure you that we will be able to borrow funds under the securitization revolving credit facility at any particular time or at all. As of September 30, 2006, $57.9 million was outstanding under the Securitization Facility. At September 30, 2006, the Company was in compliance with all covenants of the Securitization Facility.
     On March 13, 2006, through our special purpose subsidiary, we entered into a five year interest rate swap agreement at a fixed rate of 5.04%, on an initial notional amount of $20.0 million. The swap was put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. For the three and nine months ended September 30, 2006, net unrealized losses attributed to the swap were approximately $225,000 and $26,000, respectively.
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
     To obtain and maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute, with respect to each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. We intend to make distributions to our stockholders on a quarterly basis of substantially all of our annual taxable income (which includes our taxable interest and fee income). We currently intend to retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. During the nine months ended September 30, 2006 and 2005, we did not realize any capital gains; however, the Company realized a loss of $3.3 million which will be available to offset capital gains until July 31, 2014. To the extent our taxable earnings for a fiscal tax year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.
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
     The fair value of our investments at September 30, 2006 and December 31, 2005 was determined by our board of directors. We received valuation assistance from our independent valuation firm, Duff & Phelps, LLC, on our entire investment portfolio at September 30, 2006 and December 31, 2005.
Fee Income Recognition
     We receive a variety of fees in the ordinary course of our business, including arrangement fees and loan fees. We account for our fee income in accordance with Emerging Issues Task Force Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of a company’s accounting for arrangements containing multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (i.e., there are separate units of accounting). EITF 00-21 states that the total consideration received for the arrangement be allocated to each unit based upon each unit’s relative fair value. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. In determining fair value of various fee income we receive, we will first rely on data compiled through our investment and syndication activities and secondly on independent third party data. The timing of revenue recognition for a given unit of accounting depends on the nature of the deliverable(s) in that accounting unit (and the corresponding revenue recognition model) and whether the general conditions for revenue recognition have been met. Fee income for which fair value cannot be reasonably ascertained is recognized using the interest method in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” (“SFAS No. 91”). We have historically recognized fee income in accordance with SFAS No. 91. In addition, we capitalize and offset direct loan origination costs against the origination fees received and only defer the net fee.
Payment-in-Kind or PIK Interest and Dividends
     We include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind or PIK interest or dividends, which represents either contractually deferred interest added to the loan balance that is generally due at the end of the loan term or contractually deferred dividends added to our equity investment in the portfolio company. We will cease accruing PIK interest if we do not expect the portfolio company to be able to pay all principal and interest due, and we will cease accruing PIK dividends if we do not expect the portfolio company to be able to make PIK dividend payments in the future. In certain cases, a portfolio company makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a portfolio company’s loan can increase while the total outstanding amount of the loan to that portfolio company may stay the same or decrease. Accrued PIK interest and dividends represented $3.2 million or 1.5% of our portfolio of investments at fair value (excluding unearned income) as of September 30, 2006 and $2.2 million or 1.5% of our portfolio of investments at fair value (excluding unearned income) as of December 31, 2005. The net increase in loan and equity balances as a result of contracted PIK arrangements are separately identified on our statements of cash flows.
     PIK related activity for the nine months ended September 30, 2006 was as follows:

Nine Months Ended
September 30, 2006
Beginning PIK balance	$2,174,974
PIK interest and dividends earned during the period	1,767,272
Sale of investment	(383,945)
PIK receipts during the period	(357,863)

Ending PIK balance	$3,200,438

Interest and Dividend Income Recognition
     Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. When a loan or debt security becomes 90 days or more past due, or if we otherwise do not expect the debtor to be able to service its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. At September 30, 2006 and December 31, 2005, none of our loans and debt securities were greater than 90 days past due.

     Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are expected to be collected. Dividend income on common equity securities is recorded on the record date for private companies and the ex-dividend date for publicly traded companies.
Off-Balance Sheet Arrangements
     We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. We attempt to limit our credit risk by conducting extensive due diligence, negotiating appropriate financial covenants and obtaining collateral where necessary. As of September 30, 2006, we had unused commitments to extend credit to our portfolio companies of $25.4 million, which are not reflected on our balance sheet.
     In connection with our Securitization Facility, our special purpose subsidiary is required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions. We have agreed to guarantee the payment of certain swap breakage costs that may be payable by our special purpose subsidiary in connection with any such interest rate swap agreements or other interest rate hedging transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – Borrowings.”
Contractual Obligations
     As of September 30, 2006, we had $57.9 million outstanding under the Securitization Facility. Our Securitization Facility is due in July 2009. The Securitization Facility contains provisions for the payment of any outstanding balance upon maturity. On August 11, 2005, we entered into a lease agreement for office space expiring on January 15, 2011. Future minimum lease payments due under the office lease and for certain office equipment are as follows: remainder of 2006 - $57,000; 2007 — $231,000; 2008 — $237,000; 2009 — $241,000; 2010 – $247,000; 2011 — $21,000.
Related Party Transactions
     Prior to our initial public offering, Compass beneficially owned 100% of our equity interests. As of September 30, 2006, Compass beneficially owned 6.5% of the outstanding shares of our common stock.
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

Recent Developments
     During October 2006, the Company funded a $3.0 million junior secured term loan investment in EmployBridge Holding Company, a provider of commercial temporary staffing services. Also in October 2006, the Company funded a $500,000 junior secured term loan investment in Stolle Machinery Company LLC, a provider of capital equipment used in the production of aluminum and steel beverage and food cans.
     On October 4, 2006, the Company received gross proceeds of $1.0 million in conjunction with the full repayment of a junior secured term loan to Bare Escentuals Beauty, Inc.
     On November 10, 2006, the Board of Directors declared a cash dividend of $0.31 per share, payable on January 17, 2007 to stockholders of record as of the close of business December 15, 2006. Such cash dividend is payable on total shares issued and outstanding on the record date.
     On November 10, 2006, the Company closed a $25.5 million one-stop financing.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There has been no material change in quantitative and qualitative disclosures about market risks since December 31, 2005.
Item 4. Controls and Procedures
(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to allow timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

(b)	There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2006, we issued 28,382 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $302,000.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2006.

PATRIOT CAPITAL FUNDING, INC.

By:	/s/ Richard P. Buckanavage

Richard P. Buckanavage
Chief Executive Officer and President

By:	/s/ William E. Alvarez, Jr.

William E. Alvarez, Jr.
Executive Vice President, Chief
Financial Officer and Secretary