Form 10-K
period 2006-12-31
Patriot Capital Funding, Inc.
filed 2007-03-06
CIK 1321560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
(203) 429-2700

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of each exchange
Title of each class	on which registered

Common Stock, par value $0.01 per share	NASDAQ Global Select Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES ☐     NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)   YES ☐     NO ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $158,000,000.

The registrant had 18,223,517 outstanding shares of common stock as of February 23, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

PART I

ITEM 1.	Business

General

We are a specialty finance company that provides customized financing solutions to small- to mid-sized companies. Our ability to invest across a company’s capital structure, from senior secured loans to equity securities, allows us to offer a comprehensive suite of financing solutions, including “one-stop” financings. Our “one-stop” financing typically includes a revolving line of credit, one or more senior secured term loans and a subordinated debt investment. We also make equity co-investments which we generally expect to be less than $2.0 million. We primarily finance privately-held companies in transactions initiated by private equity sponsors.

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

Since we commenced investment operations in 2003, we have originated $346.1 million of investments, (which includes $27.0 million of unfunded commitments) primarily in transactions initiated by private equity sponsors. We typically make investments of $3 million to $20 million in companies with $10 million to $100 million in annual revenues that operate in diverse industry sectors. As of December 31, 2006, we had debt investments in 25 portfolio companies with an aggregate fair value of $257.0 million, warrants to purchase shares of common stock in six of our portfolio companies with a fair value of $734,000, and equity investments (other than warrants) in six portfolio companies with a fair value of $3.1 million. These proposed investments are subject to the completion of our due diligence and approval process as well as negotiation of definitive agreements with prospective portfolio companies and, as a result, may not result in completed transactions.

As of December 31, 2006, senior secured revolving lines of credit, senior secured term loans, junior secured term loans and subordinated debt investments comprised approximately 2.7%, 51.2%, 21.9% and 22.7%, respectively, of our investment portfolio at fair value. Approximately 55.2% of our investments at fair value at December 31, 2006 were originated in connection with our “one-stop” financing. For the year ended December 31, 2006, the weighted average yield on all of our outstanding debt investments was approximately 13.4%, which reflects the positive impact of the realization of unamortized deferred financing fees associated with the early repayment of one of our investments during the year. For the year ended December 31, 2006, the weighted average yield on all of our outstanding debt investments was approximately 13.0%, if we exclude the impact of the unamortized deferred financing fees realized in connection with such repayment.

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

As a business development company, we are required to comply with numerous regulatory requirements. We are permitted to, and expect to, finance our investments using debt and equity. However, our ability to use debt is limited in certain significant respects. See “Business — Regulations — Regulation as a Business Development Company.” We have elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code, or the Code. See “Business — Regulations — Taxation as a Regulated Investment Company.” As a RIC, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders as dividends if we meet certain source-of-income, income distribution and asset diversification requirements.

Corporate History and Information

We were founded in November 2002 by Richard P. Buckanavage, our president and chief executive officer, Timothy W. Hassler, our chief operating officer and chief compliance officer, and Compass Group Investments, Inc., a private investment firm providing capital to middle market companies. Prior to our founding, Mr. Buckanavage was a managing director and the head of debt sales at GE Capital Markets, Inc. and Mr. Hassler was a director in the capital markets division of U.S. Bank National Association. Messrs. Buckanavage and Hassler have more than 35 years of combined experience lending to, and investing in, small- and mid-sized companies.

Since we commenced investment operations in 2003, and prior to our initial public offering, we conducted our business through two separate entities, Patriot Capital Funding, Inc. and Wilton Funding, LLC. Patriot Capital Funding, Inc. originated, arranged and serviced the investments made by Wilton Funding, LLC, which invested in debt instruments and warrants of U.S.-based companies. On July 27, 2005, Wilton Funding, LLC merged with and into Patriot Capital Funding, Inc.

Our principal executive offices are located at 274 Riverside Avenue, Westport, Connecticut 06880 and our telephone number is (203) 429-2700. We maintain a website on the Internet at www.patcapfunding.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K.

Our Target Market

We believe that the size of the small- to mid-sized company market is significant and underserved. Despite the size of this market, we believe that broad-based consolidation in the financial services industry has substantially reduced the number of financial institutions lending to the companies that we target. We believe that this trend toward greater concentration of assets in larger banks and financial institutions has reduced the availability of debt capital to small- to mid-sized companies from such financing sources.

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

Our Business Strategy

Our investment objective is to generate both current cash income and capital appreciation through debt and equity investments in small- to mid-sized companies. We have adopted the following business strategy to achieve our investment objective:

•	Deliver a comprehensive suite of customized financing solutions in a responsive and efficient manner. Our goal is to provide a comprehensive suite of customized financing solutions in a responsive and efficient manner to private equity sponsors in connection with their proposed investments in small- to mid-sized companies. Private equity sponsors with whom we work require a high level of creativity and knowledge in structuring investment transactions. Our ability to provide financing across all levels of a company’s capital structure appeals to private equity sponsors that typically seek to rely on a limited number of third party financing sources for their investment transactions in order to facilitate and ensure the timely closing of such transactions. We believe our ability to provide a comprehensive suite of customized financing solutions sets us apart from other lenders that focus on providing a limited number of financing solutions.

•	Capitalize on our strong private equity sponsor relationships. We are committed to establishing, building and maintaining our private equity sponsor relationships. Our marketing efforts are focused on building and maintaining relationships with private equity sponsors that routinely make investments in the small- to mid-sized companies that we target. We believe that our relationships with private equity sponsors provide us with, in addition to potential investment opportunities, other significant benefits, including an additional layer of due diligence and additional monitoring capabilities. Private equity sponsors also provide our portfolio companies with significant benefits, including strategic guidance, and an additional potential source of capital and operational expertise. We have assembled a management team that has developed an extensive network of private equity sponsor relationships in our target market over the last 15 years. We believe that our management team’s relationships with these private equity sponsors will provide us with significant investment opportunities.

•	Employ disciplined underwriting policies and maintain rigorous portfolio monitoring. We have an extensive investment underwriting and monitoring process. We conduct a thorough analysis of each potential portfolio company and its prospects, competitive position, financial performance and industry dynamics. We stress the importance of credit and risk analysis in our underwriting process. We believe that our continued adherence to this disciplined process will permit us to mitigate loan losses, to continue to generate a stable and diversified revenue stream of current income from our debt investments and provide us with the ability to make distributions to our stockholders.

•	Leverage the skills of our experienced management team. Our management team is led by our president and chief executive officer, Mr. Buckanavage, and our chief operating officer and chief compliance officer, Mr. Hassler, who combined have more than 35 years of experience in lending to, and investing in, small- to mid-sized companies. The members of our management team have broad investment backgrounds, with prior experience at specialty finance companies, middle market commercial banks and other financial services companies. We believe that the experience and contacts of our management team will continue to allow us to effectively implement the key aspects of our business strategy.

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

•	Established companies with positive cash flow. We seek to invest in established companies with sound historical financial performance. We typically focus on companies with a history of profitability on an operating cash flow basis and that generate minimum annual EBITDA (Earnings Before Interest, Taxes,

Depreciation and Amortization) of $2 million. We do not intend to invest in start-up companies or companies with speculative business plans.

•	Strong competitive position in industry. We analyze the strengths and weaknesses of target companies relative to their competitors. The factors we consider include relative product pricing, product quality, customer loyalty, substitution risk, switching costs, patent protection, brand positioning and capitalization. We seek to invest in companies that have developed leading positions within their respective markets, are well positioned to capitalize on growth opportunities and operate businesses or in industries with significant barriers to entry. We seek companies that demonstrate advantages when compared to their competitors, which may help to protect their market position and profitability.

•	Experienced management team. We seek to invest in companies that have experienced management teams. We also seek to invest in companies that have proper incentives in place, including having significant equity interests, to motivate management to act in concert with our interests as investors.

•	Diversified customer and supplier base. We generally seek to invest in companies that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

•	Private equity sponsorship. We generally seek to invest in companies in conjunction with private equity sponsors who have proven capabilities in building value. We believe that a private equity sponsor can serve as a committed partner and advisor that will actively work with the company and its management team to meet company goals and create value. We assess a private equity sponsor’s commitment to a portfolio company by, among other things, the capital contribution it has made or will make in the portfolio company.

•	Exit strategy. We seek to invest in companies that we believe will provide a steady stream of cash flow to repay our debt investments and reinvest in their respective businesses. We expect that the primary means by which we exit our debt investments will be through the repayment of our investment by internally generated cash flow. In addition, we will seek to invest in companies whose business models and expected future cash flows may provide alternate methods of repaying our investment, such as through a strategic acquisition by other industry participants, an initial public offering, a recapitalization or another capital market transaction.

Underwriting Process and Investment Approval

An initial evaluation of each potential investment is performed by one of our investment professionals. To the extent a potential investment appears to meet our investment criteria, a pre-screening memorandum is prepared and presented to our investment committee detailing some or all of the following information:

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

If our investment committee votes to proceed, we submit a non-binding proposal to the prospective private equity sponsor and/or potential portfolio company. Once the private equity sponsor and/or potential portfolio company agree to the terms and conditions outlined in our financing proposal, we commence our full due diligence assessment, including:

•	Initial or additional on-site visits with management and relevant employees;

•	Review of historical and projected financial statements, including reports from third-party accountants;

•	Interviews with customers and suppliers;

•	Research on products and services, market dynamics and competitive landscape;

•	Management background checks;

•	Review of material contracts;

•	Review by legal, environmental or other industry consultants, if applicable; and

•	Financial sponsor diligence, including portfolio company and lender reference checks.

Upon completion of a satisfactory due diligence review, a full investment memorandum is prepared and distributed to the investment committee for final approval of the proposed investment. The investment committee is able to request additional due diligence or modify the financing structure or terms of the proposed investment. The approval of the investment committee is required before we proceed with any investment. Upon receipt of such approval, we proceed to document and, upon satisfaction of applicable closing conditions, fund the investment.

Our investment committee consists of our president and chief executive officer, Mr. Buckanavage, our chief operating officer and chief compliance officer, Mr. Hassler, our executive vice president and chief investment officer, Clifford L. Wells, and our executive vice president and managing director, Matthew R. Colucci.

All actions described above that require the approval of our investment committee must be approved by each member of our investment committee at a meeting at which at least a majority of the members of our investment committee is present.

Investments

We seek to continue to grow and manage a diversified portfolio that includes senior secured loans, junior secured loans, subordinated debt investments and equity investments. We generally target investments of approximately $3 million to $20 million in companies with annual revenues between $10 million and $100 million. Our ability to invest across a company’s capital structure, from senior secured loans to equity securities allows us to offer companies a comprehensive suite of financing solutions, including “one-stop” financing. Our “one-stop” financing typically includes a revolving line of credit, one or more senior secured term loans and a subordinated debt investment. Our loans may include both debt and equity components. The debt instruments provide for returns in the form of interest payments, including payment-in-kind or PIK interest, while the equity instruments, such as warrants and non-control, equity co-investments, provide us with an opportunity to participate in the capital appreciation of the portfolio company and, to a lesser extent, returns in the form of dividend payments, including payment-in-kind or PIK dividends.

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

Equity Investments

When we provide a “one-stop” financing or when we make a subordinated debt investment, we may acquire warrants to purchase common stock or other equity interests in the portfolio company. The warrants we receive in connection with these investments generally are detachable and require only a nominal cost to exercise. In addition, we may from time to time make non-control, equity co-investments, which we generally expect to be less than $2.0 million, in companies in conjunction with private equity sponsors. We generally seek to structure our equity investments, such as warrants and direct equity co-investments, to provide us with minority rights provisions and event-driven puts. We also seek to obtain registration rights in connection with these investments, which may include demand and “piggyback” registration rights. Certain equity investments include payment-in-kind or PIK dividends, which represent contractually deferred dividends added to our equity investment.

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

The following table shows the distribution of our debt investments on the 1 to 5 investment rating scale at fair value as of December 31, 2006 and December 31, 2005:

	December 31, 2006		December 31, 2005
	Debt		Debt
	Investments at	Percentage of	Investments at	Percentage of
Investment Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio

1	$22,689,633	8.8%	$16,069,312	11.5%
2	198,127,878	77.1	102,189,918	72.8
3	36,196,874	14.1	20,136,424	14.3
4	—	—	2,000,000	1.4
5	—	—	—	—

Total	$257,014,385	100.00%	$140,395,654	100.0%

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

(i) does not have any class of securities listed on a national securities exchange;

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

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. The code of ethics is filed as an exhibit to our registration statement which is on file with the SEC. You may read and copy the code of ethics at the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. In addition, the code of ethics is available on the EDGAR Database on the Securities and Exchange Commission’s Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the Securities and Exchange Commission’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Taxation as a Regulated Investment Company

We have elected to be taxed as a RIC under Subchapter M of the Code. As long as we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

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

To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute, with respect to each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for the preceding years that were not distributed during such years. We intend to make distributions to our stockholders on a quarterly basis of substantially all of our annual taxable income (which includes our taxable interest and fee income). We currently intend to retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. During the year ended December 31, 2006, we realized a short-term capital gain of $8,000 and during the year ended December 31, 2005, we did not realize any capital gains. During the year ended December 31, 2006, we realized a capital loss of $3.3 million which will be available to offset capital gains until July 31, 2014. To the extent our taxable earnings for a fiscal tax year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in our credit facilities. If we do not distribute a certain percentage of our taxable income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure stockholders that they will receive any distributions at a particular level.

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

Our process for determining the fair value of our investments begins with determining the enterprise value of the portfolio company. There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of values, from which we derive a single estimate of enterprise value.

To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results. We generally require portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically in the private equity business, companies are valued based on multiples of EBITDA, cash flow, net income, revenues or, in limited instances, book value. When using EBITDA to determine enterprise value, we may adjust EBITDA for non-recurring items. Such adjustments are intended to normalize EBITDA to reflect the portfolio company’s earnings power. Adjustments to EBITDA may include compensation to previous owners, acquisition, recapitalization, or restructuring related items or one-time non-recurring income or expense items.

In determining a multiple to use for valuation purposes, we look to private merger and acquisition statistics, discounted public trading multiples or industry practices. In deciding on a reasonable multiple, we consider not only the fact that our portfolio company may be a private company relative to a peer group of public comparables, but we also consider the size and scope of our portfolio company and its specific strengths and weaknesses. In some cases, the best valuation methodology may be a discounted cash flow analysis based on future projections. If a portfolio company is distressed, a liquidation analysis may provide the best indication of enterprise value.

If there is adequate enterprise value to support the repayment of our debt, the fair value of our loan or debt security normally corresponds to cost plus the amortized original issue discount unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The conditions and other factors we consider in determining the fair value of our debt securities include, among other factors, the financial risk and performance of the portfolio company, competitive market dynamics and, to a lesser extent, market interest rates. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidation events. The determined fair values of equity securities are generally discounted to account for restrictions on resale and minority ownership positions.

The fair value of our investments at December 31, 2006, and December 31, 2005 was determined in good faith by our board of directors. We received valuation assistance from our independent valuation firm, Duff & Phelps, LLC, on a portion of our investment portfolio at December 31, 2006 and on our entire investment portfolio at December 31, 2005 (see below for change in valuation process).

Our board of directors will undertake a multi-step valuation process each quarter in connection with determining the fair value of our investments:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;

•	Preliminary valuation conclusions will then be documented and discussed with our investment committee;

•	Duff & Phelps, LLC, an independent valuation firm engaged by us, will review selected preliminary valuations and prepare an independent valuation report;

•	The valuation committee of our board of directors reviews the preliminary valuations and any independent valuation reports prepared by Duff & Phelps, LLC, and our investment professionals and Duff & Phelps, LLC, as appropriate, will respond to and supplement the preliminary valuations and independent valuation reports, respectively, to reflect any comments provided by the valuation committee; and

•	Our board of directors will determine the fair value of each investment in our portfolio in good faith after considering the input of the valuation committee and where applicable, Duff & Phelps, LLC.

Due to the increasing size of our investment portfolio and costs incurred by us in connection with Duff & Phelps, LLC’s review of our investment professionals’ preliminary valuations of, and preparation of independent valuation reports with respect to, such investments, our board of directors determined to engage Duff & Phelps, LLC on a more targeted basis. In this regard, on November 10, 2006, our board of directors approved a change in our valuation process whereby Duff & Phelps, LLC will review preliminary valuation conclusions made by our investment professionals with respect to, and prepare an independent valuation report for, our portfolio investments as follows:

•	quarterly for all of our portfolio investments assigned an investment rating of 3, 4 or 5 under our investment rating system;

•	at least once annually for all portfolio investments assigned an investment rating of 1 or 2 under our investment rating system;

•	the quarter in which a transaction was entered into for all new investments of $3 million or more; and

•	the quarter following the quarter in which a transaction was entered into for all new investments of less than $3 million.

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

Determinations in Connection with Offerings

In connection with any offering of shares of our common stock, our board of directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price below the then current net asset value of our common stock at the time at which the sale is made. Our board of directors considers the following factors, among others, in making such determination:

•	the net asset value of our common stock disclosed in the most recent periodic report we filed with the SEC;

•	our management’s assessment of whether any material change in the net asset value of our common stock has occurred (including through the realization of gains on the sale of our portfolio securities) from the period beginning on the date of the most recently disclosed net asset value of our common stock to the period ending two days prior to the date of the sale of our common stock; and

•	the magnitude of the difference between (i) the net asset value of our common stock disclosed in the most recent periodic report we filed with the SEC and our management’s assessment of any material change in the net asset value of our common stock since the date of the most recently disclosed net asset value of our common stock, and (ii) the offering price of the shares of our common stock in the proposed offering.

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

Employees

As of December 31, 2006, we had 11 employees, including investment and portfolio management professionals, and operations professionals.

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

We depend on the diligence, skill and network of business contacts of the investment professionals we employ for the sourcing, evaluation, negotiation, structuring and monitoring of our investments. Our future success will also depend, to a significant extent, on the continued service and coordination of our senior management team, particularly, Richard P. Buckanavage, our president and chief executive officer, and Timothy W. Hassler, our chief operating officer and chief compliance officer. The departure of Mr. Buckanavage, Mr. Hassler or any member of our senior management team could have a material adverse effect on our ability to achieve our investment objective. In addition, if both of Messrs. Buckanavage and Hassler cease to be employed by us, the lender under our amended and restated securitization revolving credit facility could, absent a waiver or cure, terminate the facility.

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

Our business will require capital. We may acquire additional capital from the following sources:

Senior Securities and Other Indebtedness.  We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities, up to the maximum amount permitted by the 1940 Act. If we issue senior securities, including debt or preferred stock, we will be exposed to additional risks, including the following:

•	Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our debt at a time when such sales and/or repayments may be disadvantageous.

•	Any amounts that we use to service our debt or make payments on preferred stock will not be available for dividends to our common stockholders.

•	It is likely that any senior securities or other indebtedness we issue will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.

•	We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities and other indebtedness.

•	Preferred stock or any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock, including separate voting rights and could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.

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

Securitization of Loans.  In addition to issuing securities to raise capital, we will continue to seek to securitize our loans to generate cash for funding new investments. To securitize loans, we would generally create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and we retain a portion of the equity in the securitized pool of loans. An inability to successfully securitize our loan portfolio could limit our ability to grow our business, fully execute our business strategy and adversely affect our earnings, if any. Moreover, the securitization of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and more apt to generate losses.

The agreements governing our amended and restated securitization revolving credit facility contain various covenants that, among other things, limit our discretion in operating our business and provide for certain minimum financial covenants.

We have entered into an amended and restated securitization revolving credit facility with an entity affiliated with BMO Capital Markets Corp. (formerly known as Harris Nesbitt Corp.). The agreements governing this facility contain customary default provisions such as the termination or departure of both Messrs. Buckanavage and Hassler, a material adverse change in our business and the failure to maintain certain minimum loan quality and performance standards. An event of default under the facility would result, among other things, in termination of the availability of further funds under the facility and an accelerated maturity date for all amounts outstanding under the facility, which would likely disrupt our business and, potentially, the portfolio companies whose loans we financed through the facility. This could reduce our revenues and, by delaying any cash payment allowed to us under the facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC. If we default under certain provisions, the facility also limits our ability to declare dividends.

Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot assure you that we will be able to borrow funds under the facility at any particular time or at all.

We will be subject to corporate-level income tax if we fail to maintain our status as a RIC under Subchapter M of the Code.

To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

•	The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly or delay the closing of new investments in order to prevent the loss of RIC status and could result in a loss of business. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances, contractual payment-in-kind, or PIK, interest or dividends, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term or contractually deferred dividends added to our equity investment in the portfolio company. Such original issue discount or contractual payment-in-kind arrangements will result in the recognition of income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. For additional discussion regarding the tax implications of a RIC, please see “Business — Regulations — Taxation as a Regulated Investment Company.”

Because we intend to distribute substantially all of our income to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

In order to qualify for the tax benefits available to RICs and to avoid payment of excise taxes, we intend to distribute to our stockholders substantially all of our annual taxable income, except for certain net capital gains that we may retain for investment, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders. As a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. In addition, as a business development company, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline.

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, prepayments of our debt securities, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Our financial condition and results of operations will depend on our ability to manage growth effectively.

Our ability to achieve our investment objective will depend on our ability to grow, which will depend, in turn, on our management team’s ability to identify, evaluate and monitor, and our ability to finance and make appropriate investments in, companies that meet our investment criteria.

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

Interpretations of the staff of the Securities and Exchange Commission regarding the appropriateness of the consolidation of our wholly-owned, bankruptcy remote, special purpose subsidiary may have an impact on our business, financial condition and results of operations.

The staff of the Securities and Exchange Commission is reviewing, on an industry-wide basis, the appropriateness of the consolidation by business development companies of certain types of subsidiaries under SEC accounting rules and GAAP. In the event that the staff takes a position that would require us to deconsolidate our wholly-owned, bankruptcy remote, special purpose subsidiary, we will likely be required to make additional disclosures and prospective changes in our accounting methods to conform with such position. We cannot predict the impact, if any, that such position may have on our business, financial condition and results of operations.

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our board of directors has the authority to modify or waive our current operating policies and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay dividends and cause you to lose all or part of your investment.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. At December 31, 2006, our two largest investments represented approximately 18% of our investments at fair value. During the year ended December 31, 2006, we did not record investment income from any customer in excess of 10.0% of total investment income. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As of December 31, 2006, approximately 45% of our investments were in manufacturing companies. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

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

We may not control any of our portfolio companies, even though we may have board representation or board observation rights and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the equity stockholders, may take risks or otherwise act in ways that do not serve our interests as debt investors.

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

We intend to continue to make distributions on a quarterly basis to our stockholders. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions.

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

Terrorist attacks, acts of war or national disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war or national disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

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

We do not own any real estate or other physical properties materially important to our operations. Currently, we lease office space in Westport, Connecticut for our corporate headquarters.

Item 3.	Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the quarter ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock has been traded on the Nasdaq Global Select Market under the symbol ”PCAP”. The following table sets forth, for each fiscal quarter since our initial public offering on July 28, 2005, the range of high and low closing prices of our common stock as reported on the Nasdaq Global Select Market. The stock quotations are interdealer quotations and do not include markups, markdowns or commissions.

	High	Low

Fiscal year 2006
First quarter	$13.07	$12.07
Second quarter	$12.85	$10.66
Third quarter	$13.35	$10.54
Fourth quarter	$14.90	$13.32
Fiscal year 2005
Third quarter (from July 28, 2005)	$14.33	$13.72
Fourth quarter	$13.56	$10.77

As of February 23, 2007, we had 25 stockholders of record of our common stock. In addition, we believe we had approximately 14,000 beneficial owners, whose shares of common stock are held in the names of brokers, dealers and clearing agencies.

Sales of Unregistered Securities

During the year ended December 31, 2006, and the three months ended December 31, 2005, we issued a total of 85,339 and 19,704, respectively of shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of our common stock sold under the dividend reinvestment plan was approximately $1.1 million and $243,000 during the year ended December 31, 2006 and the three months ended December 31, 2005, respectively.

Dividends

We intend to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our board of directors. We have elected to be taxed as a RIC under Subchapter M of the Code. As long as we qualify for RIC tax benefits, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis. Our amended and restated securitization revolving credit facility limits our ability to declare dividends if we default under certain provisions.

As a business development company that has elected to be treated as a RIC, we are required to (1) distribute, with respect to each taxable year, at least 90% of our investment company taxable income in order to deduct any amounts (including net capital gains) distributed (or deemed distributed) to stockholders and (2) distribute, with respect to each calendar year, (actually or on a deemed basis) at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax. We will incur corporate-level tax on any taxable income or gains earned or realized in a taxable year and not distributed with respect to such year.

The following table summarizes our dividends declared to date:

Date Declared	Record Date	Payment Date	Amount

2007
February 23, 2007	March 15, 2007	April 18, 2007	$0.32

2006
November 10, 2006	December 15, 2006	January 17, 2007	$0.31
August 7, 2006	September 15, 2006	October 17, 2006	$0.31
May 9, 2006	June 2, 2006	July 17, 2006	$0.29
February 28, 2006	March 21, 2006	April 11, 2006	$0.29

Total — 2006			$1.20

2005
November 8, 2005	November 30, 2005	December 30, 2005	$0.27
September 7, 2005	September 30, 2005	October 31, 2005	$0.16

Total — 2005			$0.43

Prior to becoming a business development company on July 27, 2005, we did not make distributions to our stockholders. See Note 11. “Income Taxes” to our consolidated financial statements included in this Form 10-K for information regarding the tax characterization of our dividends.

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative stockholder return on our common stock during the two years ended December 31, 2006 with (i) the Nasdaq Composite Index, and (ii) the Patriot Capital Funding Peer Group index. This comparison assumes $100.00 was invested on July 28, 2005 (the date our common stock began to trade on the Nasdaq National Market (now known as the NASDAQ Global Select Market) in connection with our initial public offering) in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF 18 MONTH CUMULATIVE TOTAL RETURN(1)
Among Patriot Capital Funding, Inc., The NASDAQ Composite Index
And Patriot Capital Funding Peer Group

Company/Index	7-28-05(1)	2005	2006
Patriot Capital Funding, Inc.	$100	$90	$117
Nasdaq Composite Index	$100	$105	$114
Patriot Capital Funding Peer Group(2)	$100	$94	$119

(1)	From July 28, 2005, the date our common stock began to trade on the Nasdaq National Market (now known as the NASDAQ Global Select Market) in connection with our initial public offering.

(2)	The Patriot Capital Funding Peer Group consists of the following closed-end investment companies that have elected to be regulated as business development companies under the 1940 Act: Ares Capital Corporation, Gladstone Capital Corporation, Gladstone Investment Corporation, Hercules Technology Growth Capital, Inc., MVC Capital, Inc., NGP Capital Resources Company, Prospect Energy Corporation and Technology Investment Capital Corporation.

Securities Authorized For Issuance Under Equity Compensation Plans

As of December 31, 2006, we had a stock option plan under which shares of our common stock were authorized for issuance.

				Number of Securities
				Remaining Available for
	Number of Securities to be		Weighted-Average	Future Issuance Under
	Issued Upon Exercise of		Exercise Price of	Equity Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column(a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	903,000		$10.97	227,181
Equity compensation plans not approved by security holders	1,301,496	(1)	14.00	—
Total	2,204,496		$12.76	227,181	(2)

(1)	The stock option plan pursuant to which these options were issued or are issuable was approved by our stockholders prior to our initial public offering.

(2)	On February 23, 2007, the board of directors granted options to purchase 227,181 shares of our common stock to our executive officers and employees. The exercise price of these options is $14.38 per share, the closing market price of common stock on the date of grant.

Stock Option Plan

Our stock option plan is intended to encourage stock ownership in us by our officers and employees. The principal objective in awarding stock options to our eligible officers and employees is to align each optionee’s interests with our success and the financial interests of our stockholders by linking a portion of such optionee’s compensation to the performance of our stock and the value delivered to stockholders.

A total of 2,431,677 shares of common stock are reserved for issuance under our stock option plan. Stock options are granted under the stock option plan at a price not less than the prevailing market value at the time of grant and will have realizable value only if our stock price increases. Each option will state the period or periods of time within which the option may be exercised, which may not exceed ten years from the date of grant. The compensation committee of our board of directors will determine the amount and features of the stock options, if any, to be awarded to optionees. The compensation committee will evaluate a number of criteria, including the past service of each such optionee to us, the present and potential contributions of such optionee to our success and such other factors as the compensation committee shall deem relevant in connection with accomplishing the purposes of the stock option plan, including the recipient’s current stock holdings, years of service, position with us and other factors. The compensation committee will not apply a formula assigning specific weights to any of these factors when making its determination. The compensation committee will award stock options on a subjective basis and such awards will depend in each case on the performance of the officer or director under consideration, and in the case of new hires, their potential performance.

The stock option plan is designed to satisfy the conditions of Section 422 of the Code so that, if the compensation committee so elects, options granted under the stock option plan may qualify as “incentive stock options.” To qualify as “incentive stock options,” options may not become exercisable for the first time in any year if the number of incentive options first exercisable in that year multiplied by the exercise price exceeds $100,000.

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

You should read this selected consolidated financial data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The selected consolidated financial data at and for the fiscal years ended December 31, 2006, 2005, 2004 and 2003 have been derived from our audited financial statements. Certain reclassifications have been made to the prior period financial information to conform to the current period presentation. We were formed on November 4, 2002, and made our first investment on November 21, 2003. We did not have any meaningful operations during 2002. As a result, information relating to 2002 has not been presented.

	Year Ended December 31,
Income Statement Data	2006		2005	2004	2003

Investment Income:
Interest income	$25,387,709		$13,035,673	$4,616,665	$253,755
Fees	270,176		366,830	241,870	5,274
Other investment income	848,449		46,839	—	—

Total Investment Income	26,506,334		13,449,342	4,858,535	259,029

Expenses:
Compensation expense	3,877,525		2,481,761	1,326,576	835,600
Consulting fees(1)	—		554,796	1,000,000	916,666
Interest(2)	4,332,582		3,517,989	1,504,998	201,331
Professional fees	1,045,613		730,550	192,938	290,822
Prepayment penalty(3)	—		3,395,335	—	—
General and administrative	2,229,970		1,041,030	227,208	164,032

Total Expenses	11,485,690		11,721,461	4,251,720	2,408,451

Net investment income (loss)	15,020,644		1,727,881	606,815	(2,149,422)
Net realized loss on investments	(3,262,966)		—	—	—
Net unrealized appreciation (depreciation) on investments	3,817,931		(2,965,175)	(876,021)	—
Net unrealized gain on interest rate swap	12,961		—	—	—

Net income (loss)	$15,588,570		$(1,237,294)	$(269,206)	$(2,149,422)

Earnings (loss) per share, basic and diluted	$1.10		$(0.17)	$(0.07)	$(0.56)
Weighted average shares outstanding, basic	14,145,200		7,253,632	3,847,902	3,847,902
Weighted average shares outstanding, diluted	14,237,952		7,253,632	3,847,902	3,847,902
Balance Sheet Data:
Total Investments, net of unearned income	$257,248,376		$137,951,659	$65,603,830	$28,687,831
Total assets	270,522,505		150,655,993	72,038,863	35,116,998
Total debt outstanding	98,380,000		21,650,000	42,645,458	9,400,000
Stockholder’s equity	164,108,629		127,152,365	27,311,918	24,531,124
Net asset value per common share	$10.37		$10.48	$7.10	$6.38
Other Data:
Weighted average yield on debt investments(4)	13.4	% (5)	13.5%	12.6%	11.2%
Number of portfolio companies	26		15	9	3
Number of employees	11		9	6	5

(1)	On July 27, 2005, we terminated the consulting agreements pursuant to which we incurred these fees.

(2)	Our capital structure at December 31, 2004 reflected a higher percentage of leverage than we are permitted to maintain as a business development company. We used a portion of the net proceeds we received from our initial public offering to repay all of our outstanding indebtedness, including the $3.4 million prepayment penalty, at the time of our initial public offering. We are generally only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing.

(3)	The prepayment penalty was incurred in connection with the repayment in full and termination of our $120.0 million financing agreement.

(4)	Computed using actual interest income earned for the fiscal year, including amortization of deferred financing fees and original issue discount, divided by the weighted average fair value of debt investments.

(5)	The weighted average yield on our debt investments was 13.0% for the year ended December 31, 2006 if we exclude the impact of the unamortized deferred financing fees realized in connection with the early repayment of one of our investments during the quarter ended March 31, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We are a specialty finance company that provides customized financing solutions to small- to mid-sized companies. Our ability to invest across a company’s capital structure, from senior secured loans to equity securities, allows us to offer a comprehensive suite of financing solutions, including “one-stop” financing. In August 2005, we completed an initial public offering of shares of our common stock for net proceeds (including underwriters’ exercise of their over-allotment) of approximately $106.1 million. On July 27, 2005, we elected to be treated as a business development company under the 1940 Act. We have also elected to be treated as a RIC under Subchapter M of the Code. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income or gains we distribute (actually or as a deemed dividend) to our stockholders as dividends, provided that we satisfy certain requirements.

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

Portfolio Composition

Our primary business is lending to and investing in small- to mid-sized businesses through investments in senior secured loans, junior secured loans, subordinated debt investments and equity-based investments, including warrants. The fair value of our portfolio (excluding unearned income of $3.6 million and $3.4 million at December 31, 2006 and 2005, respectively) was $260.9 million and $141.4 million at December 31, 2006 and December 31, 2005, respectively. The increase in the value of our portfolio during each period is primarily attributable to newly-originated investments.

Total portfolio investment activity (excluding unearned income) as of the fiscal year ended December 31, 2006 and December 31, 2005, respectively, was as follows:

	December 31,	December 31,
	2006	2005

Beginning portfolio at fair value	$141,390,954	$67,677,751
Investments in debt securities	154,876,598	88,850,000
Investments in equity securities	3,074,997	575,490
Investment repayments	(37,627,269)	(14,572,867)
Increase in payment-in-kind interest/dividends	2,424,927	1,825,755
Sale of investments	(7,098,878)	—
Increase (decrease) in fair value of investments	3,817,931	(2,965,175)

Ending portfolio at fair value	$260,859,260	$141,390,954

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

As of December 31, 2006 and December 31, 2005, the composition of our portfolio at fair value (excluding unearned income) was as follows:

	December 31, 2006		December 31, 2005
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio

Senior secured revolving lines of credit	$7,010,219	2.7%	$250,000	0.2%
Senior secured term loans	133,672,426	51.2	62,802,077	44.4
Junior secured term loans	57,032,813	21.9	21,704,625	15.3
Senior subordinated debt	59,298,927	22.7	55,638,952	39.4
Investments in equity securities	3,844,875	1.5	995,300	0.7

Totals	$260,859,260	100.0%	$141,390,954	100.0%

For the years ended December 31, 2006 and 2005, the weighted average yield on all of our outstanding debt investments was approximately 13.4% and 13.5%, respectively. Yields are computed using actual interest income earned for the respective year, including amortization of loan fees and original issue discount, divided by the weighted average fair value of debt investments. The yield during the year ended December 31, 2006 was positively impacted by the recognition of deferred financing fees received from one of our portfolio companies as a result of the repayment of its entire outstanding debt. For the year ended December 31, 2006, the weighted average yield on all of our outstanding debt investments was approximately 13.0%, excluding the impact of the unamortized deferred financing fees. The remaining balance of deferred financing fees for this portfolio company recognized during the year ended December 31, 2006 totaled $713,000. The lower weighted average yield on our outstanding debt, excluding the impact of the unamortized financing fees, in 2006 as compared to 2005 related to the shift in our investment mix towards senior secured loans. The weighted average yield on our outstanding debt investments during the three months ended December 31, 2006 was approximately 12.7% based upon weighted average debt investments of $231.5 million during the quarter. As of December 31, 2006, $102.7 million of our portfolio investments at fair value (excluding unearned income) were at fixed interest rates, which represented approximately 39% of our total portfolio of investments at fair value (excluding unearned income). As of December 31, 2005, $82.5 million of our portfolio investments at fair value (excluding unearned income) were at fixed interest rates, which represented approximately 58% of our total portfolio of investments at fair value (excluding unearned income). We generally structure our subordinated debt investments at fixed rates, although many of our senior secured and junior secured loans are, and will be, at variable rates.

In March and December of 2006, we, through our special purpose subsidiary, entered into interest rate swap agreements. Our swap agreement entered into in March is at a fixed rate of 5.04% on an initial notional amount of $20.0 million, for five years, and our December swap agreement is at a fixed rate of 4.84% on an initial notional amount of $3.5 million, for five years. The swaps were put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. For the year ended December 31, 2006, net unrealized gains attributed to the swaps were approximately $13,000. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower rates with respect to the hedged portfolio. At December 31, 2005, we did not hold any derivative financial instruments for hedging purposes.

The composition of our investment portfolio by industry sector, excluding unearned income, as of December 31, 2006 and December 31, 2005 at cost and fair value was as follows:

	December 31, 2006				December 31, 2005
	Cost	%(1)	Fair Value	%(1)	Cost	%(1)	Fair Value	%(1)

Manufacturing	$118,031,907	45.2%	$118,274,709	45.3%	$74,921,696	51.6%	$71,172,168	50.3%
Distribution	47,685,031	18.3	47,513,531	18.2	3,850,000	2.6	3,850,000	2.7
Service	33,142,636	12.7	32,834,136	12.6	16,901,343	11.6	16,654,743	11.8
Consumer/Retail Goods	58,398,679	22.4	58,564,779	22.5	31,580,928	21.8	31,606,328	22.4
Publishing	3,161,105	1.2	3,166,305	1.2	3,515,015	2.4	3,533,915	2.5
Defense	463,168	0.2	505,800	0.2	14,463,168	10.0	14,573,800	10.3

Total	$260,882,526	100.0%	$260,859,260	100.0%	$145,232,150	100.0%	$141,390,954	100.0%

(1)	Represents percentage of total portfolio.

At December 31, 2006 and December 31, 2005, our two largest investments (as a percentage of commitments) represented approximately 17% and 24%, respectively, of the total investment portfolio. Investment income, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given period can be highly concentrated among several customers. During the year ended December 31, 2006, the Company did not record investment income from any customer in excess of 10.0% of total investment income. During the year ended December 31, 2005, investment income from three customers accounted for 15.1%, 14.8%, and 13.4% of total investment income.

At December 31, 2006, our equity investments consisted of common and preferred stock, LLC membership interests and warrants to acquire equity interests in certain of our portfolio companies. At December 31, 2005, all of our equity investments were warrants to acquire equity interests in certain of our portfolio companies. Warrants to acquire equity interests allow us to participate in the potential appreciation in the value of the portfolio company, while minimizing the amount of upfront cost to us.

Asset Quality-Debt Portfolio

We utilize a standard investment rating system for our entire portfolio of debt investments. Investment Rating 1 is used for investments that exceed expectations and/or capital gain is expected. Investment Rating 2 is used for investments that are generally performing in accordance with expectations. Investment Rating 3 is used for performing investments that require closer monitoring. Investment Rating 4 is used for investments performing below expectations where a higher risk of loss exists. Investment Rating 5 is used for investments performing significantly below expectations where we expect a loss.

The following table shows the distribution of our debt investments on the 1 to 5 investment rating scale at fair value as of December 31, 2006 and December 31, 2005:

	December 31, 2006		December 31, 2005
	Debt		Debt
	Investments at	Percentage of	Investments at	Percentage of
Investment Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio

1	$22,689,633	8.8%	$16,069,312	11.5%
2	198,127,878	77.1	102,189,918	72.8
3	36,196,874	14.1	20,136,424	14.3
4	—	—	2,000,000	1.4
5	—	—	—	—

Totals	$257,014,385	100.0%	$140,395,654	100.0%

Loans and Debt Securities on Non-Accrual Status

At December 31, 2006, none of our loans or debt securities were on non-accrual status. At December 31, 2005, loans and debt securities at fair value not accruing PIK interest for our total investment portfolio were $2.0 million, all of which related to one investment. At December 31, 2005, all cash interest and principal due on this investment was paid on a timely basis. On May 12, 2006, we sold this investment.

Results of Operations

The principal measure of our financial performance is the net income (loss) which includes net investment income (loss) and net realized and unrealized gain (loss). Net investment income (loss) is the difference between our income from interest, dividends, fees, and other investment income and our operating expenses. Net realized gain (loss) on investments, is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.

Comparison of the year ended December 31, 2006 and December 31, 2005

Total Investment Income

Total investment income included interest and dividend income on our investments, fee income and other investment income. Fee income consists principally of loan and arrangement fees, annual administrative fees and unused fees. Other investment income consists primarily of the recognition of deferred financing fees received from our portfolio companies on the repayment of its entire outstanding debt.

Total investment income for the years ended December 31, 2006 and December 31, 2005 was $26.5 million and $13.4 million, respectively. For the year ended December 31, 2006, this amount consisted of interest income of $423,000 from cash and cash equivalents, $25.0 million of interest income from portfolio investments (which included $2.4 million in payment-in-kind or PIK interest and dividends), $270,000 in fee income and $848,000 in other investment income. For the year ended December 31, 2005, this amount primarily consisted of interest income of $131,000 from cash and cash equivalents, $12.9 million of interest income from portfolio investments (which included $1.8 million in payment-in-kind or PIK interest), $367,000 in fee income and $47,000 in other investment income.

The increase in our total investment income for the year ended December 31, 2006 as compared to the year ended December 31, 2005 is primarily attributable to an increase in the weighted average fair value balance outstanding of our interest-bearing investment portfolio during the year ended December 31, 2006. During the year ended December 31, 2006, the weighted average fair value balance outstanding of our interest-bearing investment portfolio was approximately $192.5 million as compared to approximately $95.4 million during the year ended December 31, 2005.

Expenses

Expenses included compensation expense, consulting fees, interest on our outstanding indebtedness, professional fees, a prepayment penalty associated with the repayment of the outstanding balance under our $120.0 million financing agreement, and general and administrative expenses.

Expenses for the years ended December 31, 2006 and 2005 were $11.5 million and $11.7 million, respectively. Expenses decreased for the year ended December 31, 2006 as compared to the year ended December 31, 2005 primarily as a result of incurring a $3.4 million prepayment penalty in 2005 from the repayment of the outstanding balance under our $120.0 million financing agreement and the termination of consulting agreements on July 27, 2005. Those decreases were offset by higher compensation expense in the amount of $1.4 million, $506,000 of which related to non-cash stock option compensation as a result of our adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” on January 1, 2006, higher interest expense in the amount of $815,000, increased professional fees in the amount of $315,000, and higher general and administrative expenses in the amount of $1.2 million. The higher compensation expense was attributable to the increase in the number of personnel due to increased investment activities and increased bonus accruals primarily due to our entry into employment agreements with certain of our executive officers during the latter part of the year ended December 31, 2005. We expect to hire additional employees as needed in the future as our investment activities grow. The higher interest expense is attributable to an increase in the borrowings outstanding under our $140.0 million amended and restated securitization revolving credit facility. Our weighted average borrowings outstanding during the three months ended December 31, 2006 were approximately $76.7 million. Such borrowings are primarily used to fund investments. The increased professional fees are a result of higher costs attributable to being a public company. The increase in general and administrative costs is primarily due to increases in the following: insurance, directors’ fees, investor relations and franchise taxes.

We incurred consulting fees in the amount of $555,000 for the year ended December 31, 2005, payable to two entities affiliated with Compass Group Investments, Inc. These consulting arrangements were terminated on July 27, 2005. See “Related Party Transactions.”

Realized Gain (Loss) on Sale of Investments

Net realized gain (loss) on sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. During the year ended December 31, 2006, we sold our investment in Interstate Highway Sign Corporation and realized a net loss of $3.3 million. In connection with the sale of the Interstate Highway Sign Corporation investment, the Company also received a participation interest of 10% in any future consideration received by the purchaser with respect to the subordinated debt investment. The Company, at this time, does not believe it will receive any additional consideration from the Interstate Highway Sign Corporation investment, and accordingly, has not recorded any value with respect to the participation interest. In addition, also during 2006, we realized a capital gain of $8,000 on the sale of our investment in Intergraph Corporation. We did not realize any gains or losses on the sale of our portfolio investments during the year ended December 31, 2005.

Net Change in Unrealized Appreciation or Depreciation on Investments

We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by our board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors pursuant to our valuation policy and a consistently applied valuation process. At December 31, 2006 and 2005, portfolio investments recorded at fair value (net of unearned income) were approximately 95.1% and 91.6% of our total assets, respectively. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We specifically value each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the company at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and/or our equity security has also appreciated in value. Changes in fair value are recorded in the statement of operations as net change in unrealized appreciation or depreciation.

Our process for determining the fair value of our investments begins with determining the enterprise value of the portfolio company. There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of values, from which we derive a single estimate of enterprise value.

To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results. We generally require portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically in the private equity business, companies are valued based on multiples of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), cash flow, net income, revenues or, in limited instances, book value. When using EBITDA to determine enterprise value, we may adjust EBITDA for non-recurring items. Such adjustments are intended to normalize EBITDA to reflect the portfolio company’s earnings power. Adjustments to EBITDA may include compensation to previous owners, acquisition, recapitalization, or restructuring related items or one-time non-recurring income or expense items.

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

If there is adequate enterprise value to support the repayment of our debt securities, the fair value of these securities normally corresponds to cost plus the amortized original issue discount unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The conditions and other factors we consider in determining the fair value of our debt securities include, among other factors, the financial risk and performance of the portfolio company, competitive market dynamics and, to a lesser extent, market interest rates. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidation events. The determined fair values of equity securities are generally discounted to account for restrictions on resale and minority ownership positions.

We received valuation assistance from our independent valuation firm, Duff & Phelps, LLC, on a portion of our investment portfolio at December 31, 2006 and on our entire investment portfolio at December 31, 2005.

Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio. During the year ended December 31, 2006, we recorded net unrealized appreciation of $3.8 million on our investments, which primarily related to one investment which was sold during the year at a realized loss of $3.3 million. During the year ended December 31, 2005, we recorded net unrealized depreciation of $3.0 million on our investments, which primarily related to the aforementioned investment we sold in 2006.

Unrealized Gain on Interest Rate Swap

For the year ended December 31, 2006, we recorded an unrealized gain of approximately $13,000 on our interest rate swap agreements.

Net Income from Operations

Net income was $15.6 million for the year ended December 31, 2006 as compared to net loss of $1.2 million for the year ended December 31, 2005.

Comparison of the year ended December 31, 2005 and December 31, 2004

Total Investment Income

Total investment income included interest income on our investments, fee income and other investment income. Our fee income primarily included loan and arrangement fees. Other investment income consists primarily of the recognition of deferred financing fees received from our portfolio companies on the repayment of outstanding debt.

Total investment income for the years ended December 31, 2005 and December 31, 2004 was $13.4 million and $4.9 million, respectively. For the year ended December 31, 2005, this amount consisted of interest income of $131,000 from cash and cash equivalents, $12.9 million of interest income from portfolio investments (which included $1.8 million in payment-in-kind or PIK interest), $367,000 in fee income and $47,000 in other investment income. For the year ended December 31, 2004, this amount primarily consisted of interest income of $26,000 from cash and cash equivalents, $4.6 million of interest income from portfolio investments (which included $694,000 in PIK interest) and $242,000 in fee income.

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

Expenses

Expenses included salaries and benefits, consulting fees, professional fees, interest payments, a prepayment penalty associated with the repayment of the outstanding balance under our $120.0 million financing agreement and general and administrative expenses.

Expenses for the years ended December 31, 2005 and December 31, 2004 were $11.7 million and $4.3 million, respectively. Expenses increased for the year ended December 31, 2005 as compared to the year ended December 31, 2004 primarily as a result of incurring a $3.4 million prepayment penalty from the payoff of the outstanding balance under our $120.0 million credit agreement, higher interest expense, which increased by $2.0 million, higher employee compensation, which increased by $1.2 million, higher professional fees, which increased by $538,000, and higher general and administrative expenses, which increased by $814,000 million, offset by a decrease in consulting fees of $445,000. The higher interest expense was attributable to an increase in borrowings outstanding under the $120.0 million financing agreement through August 2, 2005, the date we paid off the outstanding balance under the financing agreement. Such borrowings were used to fund investments. The higher employee compensation was attributable to the increase in the number of our personnel due to increased investment activities and increased bonus accruals primarily due to our entry into employment agreements with certain of our executive officers during the year ended December 31, 2005. We expect to hire additional employees as needed in the future as our investment activities grow. The increased professional fees are a result of higher costs attributable with being a public company. The increase in general and administrative costs is primarily due to increases in insurance costs, directors fees, and investor relations.

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

Net Change in Unrealized Appreciation or Depreciation on Investments

We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by our board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors pursuant to our valuation policy and a consistently applied valuation process. At December 31, 2005 and 2004, portfolio investments recorded at fair value were approximately 91.6% and 91.1% of our total assets, respectively. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents and Restricted Cash

At December 31, 2006 and 2005, we had $4.2 million and $2.4 million, respectively, in cash and cash equivalents. In addition, at December 31, 2006 and 2005, we had $5.1 million and $7.8 million, respectively, in restricted cash which we maintained in accordance with the terms of our $140.0 million amended and restated securitization revolving credit facility with an entity affiliated with BMO Capital Markets Corp. (formerly known as Harris Nesbitt Corp.). A portion of these funds, approximately $4.1 million, were released to us on January 12, 2007.

For the year ended December 31, 2006, net cash provided by operating activities totaled $13.8 million, compared to net cash provided by operating activities of $321,000 for the comparable period. This change was due primarily to an increase in net income, due to an increase in realized loss on the sale of investments, and an increase in stock based compensation expense offset by an increase in interest receivable, an increase in unrealized appreciation on investments and an increase in payment-in-kind interest and dividends. Cash used for investing activities totaled $117.0 million and $74.5 million for the years ended December 31, 2006 and 2005, respectively. This change was principally due to higher investment origination in 2006, partially offset by an increase of $23.1 million in loan prepayments and amortization and an increase in proceeds from investment sales of $3.6 million. Cash provided by financing activities totaled $105.0 million and $74.1 million in the years ended December 31, 2006 and 2005, respectively. This change was principally due to a net increase of $97.7 million in our borrowings, a decrease in restricted cash of $7.5 million and a decrease in deferred financing costs of $1.1 million, offset by a decrease in net proceeds from sale of common stock of $69.6 million and an increase in dividends paid of $5.7 million.

Liquidity and Capital Resources

Prior to our initial public offering, our primary sources of capital had been from Compass Group Investments, Inc. which provided us with a $30.1 million equity investment, a $400,000 demand note and a $2.0 million secured revolving line of credit and an unaffiliated lender which provided us with a line of credit under which we had the ability to borrow up to $120.0 million, subject to certain conditions. On August 2, 2005, we completed an initial public offering of 7,190,477 shares of our common stock and on August 15, 2005, the underwriters exercised their option to purchase an additional 1,078,572 shares of common stock. We received net proceeds after underwriters’ commissions, discounts and fees of $106.1 million. Concurrent with our initial public offering, we entered into a securitization revolving credit facility, which we amended and restated in September 2006. See “— Borrowings.”

On June 14, 2006, we closed a secondary public offering of 3,600,000 shares of common stock and received gross proceeds of $39.1 million less underwriters’ commissions and discounts, and fees of $2.4 million. Also, as part of this secondary public offering, Compass Group Investments, Inc. sold 250,000 shares of our common stock, which resulted in it beneficially owning 6.5% of our outstanding shares of common stock immediately upon the completion of such offering. We did not receive any proceeds from the sale of such shares by Compass Group Investments, Inc. On January 17, 2007, we closed a shelf public offering of 2,370,000 shares of common stock and received gross proceeds of $33.7 million less underwriters’ commissions and discounts, and fees of approximately $2.0 million.

We expect our cash on hand, borrowings under our future debt agreements, including our amended and restated securitization revolving credit facility, and cash generated from operations, including income earned from investments in our portfolio companies and, to a lesser extent, the temporary investments of cash in U.S. government securities and other high-quality debt investments that mature in one year or less, will be adequate to meet our cash needs at our current level of operations. Our primary use of funds will be investments in portfolio companies. In order to fund new originations, we intend to use cash on hand, advances under our amended and restated securitization revolving credit facility and equity financings. Our amended and restated securitization revolving credit facility contains collateral requirements, including, but not limited to, minimum diversity, rating and yield, and limitations on loan size. These limitations may limit our ability to fund certain new originations with advances under the facility, in which case we will seek to fund originations using new debt or equity financings.

In order to satisfy the requirements applicable to RIC’s under Subchapter M of the Code, we intend to distribute to our stockholders substantially all of our taxable income, (which includes our taxable interest and fee income), except for certain realized net capital gains. Taxable income generally differs from net income

(loss) for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as unrealized appreciation or depreciation on our investments is not included in taxable income until realized. Taxable income includes non-cash income, such as PIK interest and dividends or the amortization of discounts and fees. Cash collections of income resulting from PIK interest and dividends or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulated Investment Company Status and Dividends.”

In addition, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. As of December 31, 2006, this ratio was 267%. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets.

Borrowings

Amended and Restated Securitization Revolving Credit Facility.  On September 18, 2006, we, through a wholly-owned, bankruptcy remote, special purpose subsidiary of ours, entered into an amended and restated securitization revolving credit facility with an entity affiliated with BMO Capital Markets Corp. (formerly known as Harris Nesbitt Corp.). The facility allows our special purpose subsidiary to borrow up to $140.0 million through the issuance of notes to a multi-seller commercial paper conduit that is administered by the affiliated entity. The facility is secured by all of the loans held by our special purpose subsidiary. The facility bears interest at the commercial paper rate plus 1.35% and allows our special purpose subsidiary to make draws under the facility until July 23, 2009, unless extended prior to such date for an additional 364-day period with the consent of the lender. If the facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period following July 23, 2009 and interest will accrue on outstanding borrowings under the facility at the prime rate plus 2.0%. The facility provides for the payment to the lender of a monthly fee equal to 0.25% per annum on the unused amount of the facility. We will use the net proceeds of the facility to fund our loan origination activities and for general corporate purposes. Each loan origination under the amended and restated securitization revolving credit facility will be subject to the satisfaction of certain conditions. We cannot assure you that we will be able to borrow funds under the amended and restated securitization revolving credit facility at any particular time or at all. As of December 31, 2006, $98.4 million was outstanding under the facility.

The predecessor securitization revolving credit facility to the amended and restated securitization revolving credit facility: (i) allowed our special purpose subsidiary to make draws under the facility until July 24, 2008, unless extended prior to such date for an additional 364-day period with the consent of the lender thereto; (ii) bore interest at the commercial paper rate plus 1.75%; (iii) provided that in the event that the facility was not extended, any principal amounts then outstanding would be amortized over a 24-month period following July 24, 2008 and interest would accrue on outstanding borrowings under the facility at the prime rate plus 2.0%; and (iv) contained more stringent restrictions regarding certain loan concentrations.

In March and December of 2006, we, through our special purpose subsidiary, entered into interest rate swap agreements. Our swap agreement entered into in March is at a fixed rate of 5.04% for five years, and our December swap agreement is at a fixed rate of 4.84% for five years. The swaps were put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. For the year ended December 31, 2006, net unrealized gains attributed to the swaps were approximately $13,000. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower rates with respect to the hedged portfolio. At December 31, 2005, we did not hold any derivative financial instruments for hedging purposes.

Regulated Investment Company Status and Dividends

Effective as of August 1, 2005, we elected to be treated as a RIC under Subchapter M of the Code. As long as we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, until realized. Dividends declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried forward into and distributed in the current year. Distributions also may include returns of capital.

To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute, with respect to each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. We intend to make distributions to our stockholders on a quarterly basis of substantially all of our annual taxable income (which includes our taxable interest and fee income). We currently intend to retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. During 2006, we realized a capital gain of approximately $8,000 and a capital loss of $3.3 million. We did not realize any capital gains during 2005. At December 31, 2006, our net realized capital loss of $3.3 million will be available to offset capital gains until July 31, 2014.

To the extent our taxable earnings for a fiscal tax year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a tax return of capital to our stockholders.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in our credit facilities. If we do not distribute at least a certain percentage of our taxable income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

On February 23, 2007, our board of directors authorized a cash dividend of $0.32 per share, payable on April 18, 2007 to stockholders of record as of the close of business March 15, 2007. Such cash dividend will be paid on total shares issued and outstanding on the record date. During 2006, we paid $1.20 per share of dividends to our stockholders, which were comprised of $1.12 per share from ordinary income and $0.08 per share from paid-in capital. During 2005, we paid $0.43 per share of dividends to our stockholders, which were comprised of $0.31 per share from ordinary income and $0.12 per share from paid-in capital.

Off-Balance Sheet Arrangements

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

We attempt to limit our credit risk by conducting extensive due diligence, negotiating appropriate financial covenants and obtaining collateral where necessary. As of December 31, 2006, we had unused commitments to extend credit to our portfolio companies of $27.0 million, which are not reflected on our balance sheet.

In connection with our amended and restated securitization revolving credit facility, our consolidated special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions. We have agreed to guarantee the payment of certain swap breakage costs that may be payable by our special purpose subsidiary in connection with any such interest rate swap agreements or other interest rate hedging transactions. At December 31, 2006, we held two interest rate swap agreements.

Contractual Obligations

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2006:

	Payments Due by Period
						More than 5
Contractual Obligations	2007	2008	2009	2010	2011	Years

Long-term debt obligations(1)	$—	$—	$98,380,000	$—	$—	$—
Capital lease obligations	—	—	—	—	—	—
Operating lease obligations	231,000	237,000	241,000	247,000	21,000	—
Purchase obligations	—	—	—	—	—	—
Other long-term liabilities reflected on the balance sheet under GAAP	—	—	—	—	—	—
Unused lending commitments(2)	27,040,000	—	—	—	—	—

Total	$27,271,000	$237,000	$98,621,000	$247,000	$21,000	$—

(1)	Our amended and restated securitization credit facility permits draws under the facility until July 23, 2009, unless extended prior to such date for an additional 364-day period with the consent of the lender. If the facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period following July 23, 2009 and interest will accrue on outstanding borrowings under the facility at the prime rate plus 2.0%. This table assumes that we would repay all of our indebtedness under the facility at the time that we were no longer able to make draws under the facility. However, we cannot provide any assurance that we would be able to repay all of such outstanding indebtedness at such time.

(2)	Represents the unfunded commitment to extend credit to 11 of our portfolio companies.

Recent Developments

On January 4, we received proceeds of $9.4 million in conjunction with the full repayment of our senior secured term loan and subordinated debt investment in Robert Rothschild Farm, Inc. Proceeds received included approximately $500,000 of accrued payment-in-kind interest and a prepayment fee.

On January 11, 2007, we invested $1.0 million in a syndicated junior secured term loan in Metrologic Instruments, Inc., a global supplier of data capture and collection hardware and software.

On January 19, 2007, we made a $3.9 million follow-on investment, which is comprised of a senior secured term loan and a senior subordinated debt investment, in Fairchild Industrial Products, Co. In conjunction with such investment, Fairchild Industrial Products, Co. paid us $98,000 to redeem certain shares of preferred stock held by us, including accrued dividends thereon.

On January 26, 2007, we closed a shelf offering of 2,370,000 shares of common stock and received gross proceeds of $33.7 million less underwriters’ commissions and discounts, and fees of approximately $2.0 million.

On February 2, 2007, we closed a $22.5 million one-stop investment, including an equity co-investment, in Aylward Enterprises, LLC, a manufacturer of solid dose tablet feed systems and bottle fillers.

On February 9, 2007, we closed a $28.2 million one-stop investment in R-O-M Corporation, in conjunction with the sale of the company to a private equity partner. This investment represented a net $12.4 million increase in our commitment to the company.

On February 23, 2007, our board of directors declared a cash dividend of $0.32 per share, payable on April 18, 2007 to stockholders of record as of the close of business March 15, 2007.

Related Party Transactions

Prior to our initial public offering, Compass Group Investments, Inc. beneficially owned 100% of our equity interests. As of December 31, 2006, Compass Group Investments, Inc. beneficially owned 6.5% of the outstanding shares of common stock.

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

Prior to our initial public offering, Kilgore Consulting CPM LLC, an entity affiliated with Compass Group Investments, Inc., provided consulting services to us. Pursuant to the consulting agreement, Kilgore Consulting regularly analyzed the viability and performance of certain investments and advised us with respect to the suitability of additional investment opportunities. Under the consulting agreement, we paid Kilgore Consulting an annual fee of $500,000 for such consulting services. Pursuant to the consulting agreement, we elected to defer the payment of such consulting fees until the later of January 1, 2006 or the termination of the agreement. This consulting agreement was terminated on July 27, 2005. We used a portion of net proceeds we received in connection with our initial public offering to pay all accrued but unpaid consulting fees owed under the consulting agreement at the time of its termination.

Prior to our initial public offering, Philan LLC, an entity affiliated with Compass Group Investments, Inc., provided consulting services to us. Pursuant to the consulting agreement, Philan LLC analyzed our business and assisted us in developing and planning the implementation of operating and internal growth strategies. Under the consulting agreement, we paid Philan LLC an annual fee of $500,000 for such consulting services. This consulting agreement was terminated on July 27, 2005. We used a portion of net proceeds we received in connection with our initial public offering to pay all accrued but unpaid consulting fees owed under the consulting agreement at the time of its termination.

On February 11, 2003, we entered into a $2.0 million revolving credit agreement with an entity affiliated with Compass Group Investments, Inc. On July 12, 2005, we repaid all outstanding borrowings under this revolving credit agreement and terminated the revolving credit agreement in conjunction with such repayment.

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

To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results. We generally require portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically in the private equity business, companies are valued based on multiples of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), cash flow, net income, revenues or, in limited instances, book value. When using EBITDA to determine enterprise value, we may adjust EBITDA for non-recurring items. Such adjustments are intended to normalize EBITDA to reflect the portfolio company’s earnings power. Adjustments to EBITDA may include compensation to previous owners, acquisition, recapitalization, or restructuring related items or one-time non-recurring income or expense items.

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

If there is adequate enterprise value to support the repayment of our debt securities, the fair value of these securities normally corresponds to cost plus amortized original issue discount unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidation events. The determined fair values of equity securities are generally discounted to account for restrictions on resale and minority ownership positions.

The fair value of our investments at December 31, 2006 and 2005 was determined in good faith by our board of directors. We received valuation assistance from our independent valuation firm, Duff & Phelps, LLC, on a portion of our investment portfolio at December 31, 2006 and on our entire investment portfolio at December 31, 2005.

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

Payment-in-Kind or PIK Interest and Dividends

We include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind or PIK interest or dividends, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term or contractually deferred dividends added to our equity investment in the portfolio company. We will cease accruing PIK interest if we do not expect the portfolio company to be able to pay all principal and interest due, and we will cease accruing PIK dividends if we do not expect the portfolio company to be able to make PIK dividend payments in the future. In certain cases, a portfolio company makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a portfolio company’s loan can increase while the total outstanding amount of the loan to that portfolio company may stay the same or decrease. Accrued PIK interest and dividends represented $2.9 million or 1.1% of our portfolio of investments at fair value (excluding unearned income) as of December 31, 2006 and $2.2 million or 1.5% of our portfolio of investments at fair value (excluding unearned income) as of December 31, 2005. The net increase in loan and equity balances as a result of contracted PIK arrangements are separately identified on our statements of cash flows.

PIK related activity for the year ended December 31, 2006 was as follows:

Fiscal Year
Ended
December 31,
2006

Beginning PIK balance	$2,174,974
PIK interest and dividends earned during the period	2,424,927
Sale of investments	(383,946)
PIK payments received during the period	(1,324,390)

Ending PIK balance	$2,891,565

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. When a loan or debt security becomes 90 days or more past due, or if we otherwise do not expect the debtor to be able to service its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. At December 31, 2006, none of our loans or debt securities were greater than 90 days past due or on non-accrual status. At December 31, 2005, although none of our loans and debt securities were greater than 90 days past due, loans and debt securities at fair value totaling $2.0 million were not accruing PIK interest.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Our business activities contain elements of market risk. We consider interest rates to be our principal market risk. We consider the management of risk essential to conducting our business. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income is affected by changes in various interest rates, including LIBOR and prime rates. Approximately 39% of our investment portfolio at fair value bears interest at fixed rates, with the remainder at floating rates.

Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which would reduce our net investment income. Our interest rates on our borrowings are based on commercial paper rates. We have and may continue to use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected investment income by approximately $1.5 million and interest expense by approximately $769,000. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders’ of
Patriot Capital Funding, Inc.

We have audited the accompanying consolidated balance sheets of Patriot Capital Funding, Inc. (the “Company”), including the consolidated schedule of investments, as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, and changes in net assets for each of the three years in the period ended December 31, 2006. We have also audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ GRANT THORNTON LLP

New York, New York
February 16, 2007

PATRIOT CAPITAL FUNDING, INC.

Consolidated Balance Sheets

	December 31,
	2006	2005

ASSETS
Investments at fair value:
Non-control/non-affiliate investments (cost of $251,915,921 — 2006, $145,232,150 — 2005)	$251,933,655	$141,390,954
Affiliate investments (cost of $8,966,605 — 2006, $0 — 2005)	8,925,605	—
Unearned income	(3,610,884)	(3,439,295)

Total investments	257,248,376	137,951,659
Cash and cash equivalents	4,211,643	2,371,841
Restricted cash	5,113,806	7,806,328
Interest receivable	2,221,000	867,475
Other assets	1,727,680	1,658,690

TOTAL ASSETS	$270,522,505	$150,655,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Borrowings	$98,380,000	$21,650,000
Interest payable	523,709	60,334
Dividends payable	4,904,818	—
Accounts payable, accrued expenses and other	2,605,349	1,793,294

TOTAL LIABILITIES	106,413,876	23,503,628

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 49,000,000 shares authorized; 15,821,994 and 12,136,655 shares issued and outstanding at December 31, 2006 and 2005, respectively	158,220	121,367
Paid-in-capital	171,957,327	136,267,552
Accumulated net investment loss	(1,912,061)	(1,912,061)
Distributions in excess of net investment income	(2,821,587)	(3,483,297)
Net realized loss on investments	(3,262,966)	—
Net unrealized gain on interest rate swaps	12,961	—
Net unrealized depreciation on investments	(23,265)	(3,841,196)

TOTAL STOCKHOLDERS’ EQUITY	164,108,629	127,152,365

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$270,522,505	$150,655,993

NET ASSET VALUE PER COMMON SHARE	$10.37	$10.48

See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005	2004

INVESTMENT INCOME
Interest:
Non-control/non-affiliate investments (less than 5% owned)	$25,011,993	$13,035,673	$4,616,665
Affiliate investments (5% to 25% owned)	375,716	—	—

Total interest income	25,387,709	13,035,673	4,616,665

Fees:
Non-control/non-affiliate investments (less than 5% owned)	260,289	366,830	241,870
Affiliate investments (5% to 25% owned)	9,887	—	—

Total fee income	270,176	366,830	241,870

Other investment income — non-control/non-affiliate investments (less than 5% owned)	848,449	46,839	—

Total Investment Income	26,506,334	13,449,342	4,858,535

EXPENSES
Compensation expense	3,877,525	2,481,761	1,326,576
Consulting fees	—	554,796	1,000,000
Interest	4,332,582	3,517,989	1,504,998
Professional fees	1,045,613	730,550	192,938
Prepayment penalty	—	3,395,335	—
General and administrative	2,229,970	1,041,030	227,208

Total Expenses	11,485,690	11,721,461	4,251,720

Net Investment Income	15,020,644	1,727,881	606,815

NET REALIZED AND UNREALIZED GAIN AND LOSS
Net realized loss on investments — non-control/non-affiliate investments (less than 5% owned)	(3,262,966)	—	—
Net unrealized appreciation (depreciation) on investments — non-control/non-affiliate investments (less than 5% owned)	3,858,931	(2,965,175)	(876,021)
Net unrealized depreciation on investments — affiliate investments (5% to 25% owned)	(41,000)	—	—
Net unrealized gain on interest rate swaps	12,961	—	—

Net Realized and Unrealized Gain (Loss)	567,926	(2,965,175)	(876,021)

NET INCOME (LOSS)	$15,588,570	$(1,237,294)	$(269,206)

Income (loss) per share, basic and diluted	$1.10	$(0.17)	$(0.07)

Weighted average shares outstanding, basic	14,145,200	7,253,632	3,847,902

Weighted average shares outstanding, diluted	14,237,952	7,253,632	3,847,902

See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,588,570	$(1,237,294)	$(269,206)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	456,289	192,785	21,343
Increase in interest receivable	(1,353,525)	(252,232)	(565,681)
Net realized loss on sale of investments	3,262,966	—	—
Change in unrealized depreciation (appreciation) on investments	(3,817,931)	2,965,175	876,021
Payment-in-kind interest and dividends	(2,424,927)	(1,825,755)	(694,158)
Unrealized gain on interest rate swap	(12,961)	—	—
Stock based compensation expense	505,785	—	—
Change in unearned income	364,866	789,884	726,763
Change in interest payable	463,375	(222,762)	81,765
Change in management fee payable	—	(916,666)	500,000
Change in other assets	(9,663)	(83,849)	(200,129)
Change in accounts payable, accrued expenses and other	812,055	911,569	313,848

Net cash provided by operating activities	13,834,899	320,855	790,566

CASH FLOWS FROM INVESTING ACTIVITIES:
Funded investments	(157,951,595)	(88,850,000)	(42,850,000)
Principal repayments on investments	37,627,269	14,572,867	3,025,375
Proceeds from investment sales	3,642,634	—	2,000,000
Purchase of furniture and equipment	(269,436)	(235,057)	(15,903)

Net cash used for investing activities	(116,951,128)	(74,512,190)	(37,840,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	353,580,000	68,900,000	38,259,092
Repayments on borrowings	(276,850,000)	(89,895,458)	(5,013,634)
Deferred offering costs	(159,620)	—	—
Net proceeds from sale of common stock	36,652,098	106,288,919	3,050,000
Decrease (increase) in restricted cash	2,692,522	(4,806,328)	2,000,000
Dividends paid	(10,885,371)	(5,211,178)	—
Deferred financing costs	(73,598)	(1,204,256)	—

Net cash provided by financing activities	104,956,031	74,071,699	38,295,458

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,839,802	(119,636)	1,245,496
CASH AND CASH EQUIVALENTS AT:
Beginning of year	2,371,841	2,491,477	1,245,981

End of year	$4,211,643	$2,371,841	$2,491,477

Supplemental information:
Interest paid	$3,869,208	$3,436,464	$1,407,433

Non-cash financing activities:
Dividends reinvested in common stock	$1,054,090	$242,737	$—
Dividends declared but not paid	$4,904,818	$—	$—

See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.

Consolidated Statements of Changes in Net Assets

	2006	2005	2004

Operations:
Net investment income	$15,020,644	$1,727,881	$606,815
Net realized loss on investments	(3,262,966)	—	—
Net unrealized appreciation (depreciation) on investments	3,817,931	(2,965,175)	(876,021)
Net unrealized gain on interest rate swap	12,961	—	—

Net increase (decrease) in net assets from operations	15,588,570	(1,237,294)	(269,206)

Shareholder distributions:
Distributions to stockholders from net investment income	(15,020,644)	(1,727,881)	—
Tax return of capital	(2,485,345)	—	—
Distributions in excess of net investment income	661,710	(3,483,297)	—

Net decrease in net assets from shareholder distributions	(16,844,279)	(5,211,178)	—

Capital share transactions:
Issuance of common stock	36,652,098	106,046,182	3,050,000
Issuance of common stock under dividend reinvestment plan	1,054,090	242,737	—
Stock option compensation	505,785	—	—

Net increase in net assets from capital share transactions	38,211,973	106,288,919	3,050,000

Total increase in net assets	36,956,264	99,840,447	2,780,794
Net assets at beginning of period	127,152,365	27,311,918	24,531,124

Net assets at end of period	$164,108,629	$127,152,365	$27,311,918

Net asset value per common share	$10.37	$10.48	$7.10

Common shares outstanding at end of period	15,821,994	12,136,655	3,847,902

*	As discussed in the Notes to Consolidated Financial Statements, the Company recorded $2.4 million of distributions as tax return of capital upon the close of its first RIC tax year ended July 31, 2006. Accordingly, certain amounts recorded as distributions in excess of net investment income for distributions that occurred in calendar year 2005 were included in the amount recorded as tax return of capital in 2006.

See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.
Consolidated Schedule of Investments
December 31, 2006

Company(1)	Industry	Investment	Principal	Cost	Value

Affiliate investments (5% to 25% owned):

Smart, LLC (5)	Provider of tuition management services	Senior Secured Term Loan A (10.4%, Due 6/11) (3) Senior Secured Term Loan B (16.5%, Due 2/12) (2) (3) Membership Interest — Class B (4)	$4,425,000 3,541,605	$4,425,000 3,541,605 1,000,000	$4,425,000 3,541,605 959,000

Total affiliate investments (represents 3.4% of total investments at fair value)				8,966,605	8,925,605

Non-control/non-affiliate investments (less than 5% owned):

ADAPCO, Inc.	Distributor of specialty chemicals and contract application services	Senior Secured Term Loan A (10.9%, Due 6/11) (3) Common Stock (4)	13,350,000	13,350,000 500,000	13,350,000 328,500

Agent Media Corporation	Publisher of insurance industry periodicals	Senior Secured Term Loan A (10.1%, Due 9/08) (3) Senior Secured Term Loan B (12.4%, Due 9/09) (3) Common Stock Warrants (4)	1,000,000 2,130,105	1,000,000 2,130,105 31,000	1,000,000 2,130,105 36,200

Allied Defense Group, Inc.	Diversified defense company	Common Stock Warrants (4)		463,168	505,800

Arrowhead General Insurance Agency, Inc.	Insurance agency and program specialist	Junior Secured Term Loan (12.6%, Due 2/13) (3)	5,000,000	5,000,000	5,075,000

Borga, Inc.	Manufacturer of pre-fabricated metal building systems	Senior Secured Term Loan A (8.9%, Due 3/09) (3) Senior Secured Term Loan B (11.9%, Due 5/10) (3) Senior Secured Term Loan C (16.0%, Due 5/10) (2) (3) Common Stock Warrants (4)	1,208,500 1,810,250 7,485,057	1,208,500 1,810,250 7,485,057 20,250	1,208,500 1,810,250 7,485,057 21,200

Caleel + Hayden, LLC	Provider of proprietary branded professional skincare and cosmetic products to physicians and spa communities	Senior Secured Term Loan A (8.1%, Due 11/10) Senior Secured Term Loan B (10.1%, Due 11/11) (3) Senior Subordinated Debt (14.5%, Due 11/12) (2) (3) Common Stock (4)	5,000,000 11,000,000 6,272,135	5,000,000 11,000,000 6,272,135 750,000	5,000,000 11,000,000 6,272,135 858,100

Cheeseworks, Inc.	Distributor of specialty cheese and food products	Revolving Line of Credit (8.0%, Due 6/11) (3) Senior Secured Term Loan (11.0%, Due 6/11) (3)	5,080,219 11,845,374	5,080,219 11,845,374	5,080,219 11,845,374

Copperhead Chemical Company, Inc.	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt (15.3%, Due 11/10) (2) (3)	4,824,790	4,824,790	4,824,790

Dover Saddlery, Inc.	Equestrian products catalog retailer	Senior Subordinated Debt (11.5%, Due 9/09) (3) Common Stock Warrants (4)	3,000,000	3,000,000 148,200	3,000,000 171,200

Eight O’Clock Coffee Company	Manufacturer, distributor, and marketer of coffee	Junior Secured Term Loan (11.9%, Due 7/13) (3)	9,000,000	9,000,000	9,146,250

Employbridge Holding Company (5)	A provider of specialized staffing services	Junior Secured Term Loan (12.4%, Due 10/13) (3)	3,000,000	3,000,000	3,007,500

Encore Legal Solutions, Inc.	Legal document management services	Junior Secured Term Loan A (10.6%, Due 12/09) (3) Junior Secured Term Loan B (10.8%, Due 12/09) (3) Senior Subordinated Debt (15.0%, Due 5/10) (2) (3) Common Stock Warrants (4)	3,819,500 6,907,625 5,098,906	3,819,500 6,907,625 5,098,906 350,000	3,819,500 6,907,625 5,098,906 —

EXL Acquisition Corp.	Manufacturer of lab testing supplies	Senior Secured Term Loan A (8.6%, Due 3/11) (3)
Senior Secured Term Loan B (9.1%, Due 3/12) (3)
Senior Secured Term Loan D (15.0%, Due 3/12) (2) (3)
Common Stock — Class A (4)
		Common Stock — Class B (2)	7,100,000 2,382,000 5,000,833	7,100,000 2,382,000 5,000,833 2,475 267,466	7,100,000 2,382,000 5,000,833 86,300 268,266

Fairchild Industrial Products, Co.	Manufacturer of industrial controls and power transmission products	Senior Secured Term Loan A (9.4%, Due 7/10) (3) Senior Secured Term Loan B (11.4%, Due 7/11) (3) Senior Subordinated Debt (15.5%, Due 7/11) (2) Preferred Stock — Class A (2) Common Stock — Class B (4)	9,770,000 2,793,750 5,368,427	9,770,000 2,793,750 5,368,427 399,401 121,598	9,770,000 2,793,750 5,368,427 399,401 80,400

Impact Products, LLC	Distributor of janitorial supplies	Junior Secured Term Loan B (9.6%, Due 9/12) (3) Junior Secured Term Loan C (13.5%, Due 9/12) (2) (3)	7,462,500 5,596,938	7,462,500 5,596,938	7,462,500 5,596,938

Innovative Concepts in Entertainment, Inc.	Manufacturer of coin operated games	Senior Secured Term Loan A (9.4%, Due 2/11) (3) Senior Secured Term Loan B (9.9%, Due 2/11) (3) Senior Secured Term Loan C (13.0%, Due 8/11) (3)	5,550,000 3,582,000 3,900,000	5,550,000 3,582,000 3,900,000	5,550,000 3,582,000 3,900,000

Keltner Enterprises, LLC (5)	Distributor of automotive oils, chemicals and parts	Senior Subordinated Debt (14.0%, Due 12/11) (3)	3,850,000	3,850,000	3,850,000

Company(1)	Industry	Investment	Principal	Cost	Value

L.A. Spas, Inc.	Manufacturer of above ground spas	Senior Subordinated Debt (15.5%, Due 1/10) (2) (3) Common Stock Warrants (4)	7,020,843	7,020,843 5,000	7,020,843 —

Natural Products Group, LLC(5)	Manufacturer and marketer of branded personal care products	Junior Secured Term Loan (11.9%, Due 12/13) (3)	4,000,000	4,000,000	4,040,000

Prince Mineral Company, Inc.	Manufacturer of pigments	Junior Secured Term Loan (10.3%, Due 12/12) (3) Senior Subordinated Debt (14.0%, Due 7/13) (2) (3)	11,475,000 11,803,278	11,475,000 11,803,278	11,475,000 11,803,278

Quartermaster, Inc.	Retailer of uniforms and tactical equipment to law enforcement and security professionals	Senior Secured Term Loan A (9.9%, Due 12/10) (3) Senior Secured Term Loan B (11.2%, Due 12/10) (3) Senior Secured Term Loan C (15.0%, Due 12/11) (2) (3)	6,000,000 2,600,000 3,199,633	6,000,000 2,600,000 3,199,633	6,000,000 2,600,000 3,199,633

R-O-M Corporation	Manufacturer of doors, ramps and bulk heads for fire trucks and food transportation	Revolving Line of Credit (9.1%, Due 12/09) (3) Senior Secured Term Loan A (9.0%, Due 12/09) (3) Senior Secured Term Loan B (9.4%, Due 12/10) (3) Senior Subordinated Debt (16.0%, Due 12/10) (2) (3)	1,500,000 2,958,000 3,374,500 7,082,680	1,500,000 2,958,000 3,374,500 7,082,680	1,500,000 2,958,000 3,374,500 7,082,680

Robert Rothschild Farm, Inc.	Manufacturer of specialty food products	Senior Secured Term Loan B (9.1%, Due 7/11) (3) Senior Subordinated Debt (16.3%, Due 1/12) (2) (3)	4,500,000 4,902,868	4,500,000 4,902,868	4,500,000 4,902,868

Sidump’r Trailer Company, Inc.	Manufacturer of side dump trailers	Revolving Line of Credit (10.8%, Due 1/11) (3)
Senior Secured Term Loan A (9.0%, Due 1/11) (3)
Senior Secured Term Loan B (12.0%, Due 1/11) (3)
Senior Secured Term Loan C (14.0%, Due 7/11) (2) (3)
Senior Subordinated Debt (12.0%, Due 1/12) (3)
Preferred Stock (2)
		Common Stock (4)	430,000 2,660,000 2,344,125 3,161,694 75,000 80,808 25	430,000 2,660,000 2,344,125 3,161,694 75,000 80,808 25	430,000 2,660,000 2,344,125 3,161,694 75,000 80,808 49,700

Stolle Machinery Company, LLC	Provider of capital equipment used in the production of aluminum or steel beverage and food cans	Junior Secured Term Loan (11.4%, Due 9/13)	500,000	500,000	502,500

Total Non-control/non-affiliate investments (represents 96.6% of total investments at fair value)				251,915,921	251,933,655

Total Investments				260,882,526	260,859,260
Unearned Income				(3,610,884)	(3,610,884)

Total Investments Net of Unearned Income				$257,271,642	$257,248,376

(1)	The Company does not “control,” and, except with respect to Smart LLC, is not an “affiliate” of, any of its portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company would “control” a portfolio company if the Company owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if the Company owned 5% or more of its voting securities.

(2)	Amount includes payment-in-kind (PIK) interest or dividends.

(3)	Pledged as collateral under the Company’s Securitization Facility. See Note 3 to Consolidated Financial Statements.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.

See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.
Consolidated Schedule of Investments
December 31, 2005

Company(1)	Industry	Investment	Principal	Cost	Value

Agent Media Corporation	Publisher of insurance	Senior Secured Term Loan A (11.8%, Due 9/08) (3)	$1,375,000	$1,375,000	$1,375,000
	industry periodicals	Senior Secured Term Loan B (16.0%, Due 9/09) (2) (3)	2,109,015	2,109,015	2,109,015
		Common Stock Warrants (4)		31,000	49,900

Allied Defense Group,	Diversified defense	Senior Secured Term Loan (11.5%, Due 11/10) (3)	14,000,000	14,000,000	14,000,000
Inc.	company	Common Stock Warrants (4)		463,168	573,800

Borga, Inc.	Manufacturer of pre-	Senior Secured Term Loan A (7.7%, Due 3/09) (3)	2,046,000	2,046,000	2,046,000
	fabricated metal	Senior Secured Term Loan B (10.7%, Due 5/10) (3)	1,835,250	1,835,250	1,835,250
	building systems	Senior Secured Term Loan C (16.0%, Due 5/10) (2) (3)	7,188,062	7,188,062	7,188,062
		Common Stock Warrants (4)		20,250	89,600

Copperhead Chemical Company, Inc.	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt (15.3%, Due 11/10) (2) (3)	4,668,608	4,668,608	4,668,608

Dover Saddlery, Inc.	Equestrian products	Senior Subordinated Debt (11.5%, Due 9/09) (2) (3)	3,000,000	3,000,000	3,000,000
	catalog retailer	Common Stock Warrants (4)		148,200	178,600

Eight O’Clock Coffee Company	Manufacturer, distributor, and marketer of coffee	Junior Secured Term Loan (11.4%, Due 11/12) (3)	6,500,000	6,500,000	6,500,000

Encore Legal Solutions,	Legal document	Junior Secured Term Loan A (9.8%, Due 12/08) (3)	4,660,000	4,660,000	4,660,000
Inc.	management services	Junior Secured Term Loan B (8.3%, Due 12/09) (3)	6,944,625	6,944,625	6,944,625
		Senior Subordinated Debt (15.0%, Due 5/10) (2) (3)	4,946,718	4,946,718	4,946,718
		Common Stock Warrants (4)		350,000	103,400

Fairchild Industrial	Manufacturer of industrial	Senior Secured Term Loan A (8.0%, Due 7/10) (3)	9,670,000	9,670,000	9,670,000
Products, Co.	controls and power	Senior Secured Term Loan B (10.0%, Due 7/11) (3)	2,818,750	2,818,750	2,818,750
	transmission products	Senior Subordinated Debt (15.5%, Due 7/11)	5,355,000	5,355,000	5,355,000

Interstate Highway Sign	Manufacturer of	Senior Secured Term Loan (10.5%, Due 12/09) (3)	1,360,000	1,360,000	1,360,000
Corporation	highway and roadway	Senior Subordinated Debt (18.0%, Due 12/09) (2) (3)	5,837,409	5,758,946	2,000,000
	signs	Common Stock Warrants (4)		59,932	—

Keltner Enterprises, LLC (5)	Distributor of automotive oils, chemicals and parts	Senior Subordinated Debt (14.0%, Due 12/11) (3)	3,850,000	3,850,000	3,850,000

L.A. Spas, Inc.	Manufacturer of	Senior Subordinated Debt (15.5%, Due 1/10) (2) (3)	6,776,424	6,776,424	6,776,424
	above ground spas	Common Stock Warrants (4)		5,000	—

Prince Mineral Company,	Manufacturer of pigments	Junior Secured Term Loan (11.0%, Due 3/11) (3)	3,600,000	3,600,000	3,600,000
Inc.		Senior Subordinated Debt (17.0%, Due 9/11) (2) (3)	10,228,579	10,228,579	10,228,579

Quartermaster, Inc.	Retailer of uniforms and	Revolving Line of Credit (9.5%, Due 12/10) (3)	250,000	250,000	250,000
	tactical equipment to law	Senior Secured Term Loan A (9.2%, Due 12/10) (3)	6,000,000	6,000,000	6,000,000
	enforcement and security	Senior Secured Term Loan B (10.4%, Due 12/10) (3)	2,600,000	2,600,000	2,600,000
	professionals	Senior Secured Term Loan C (15.0%, Due 12/11) (2) (3)	3,104,133	3,104,133	3,104,133

Robert Rothschild Farm,	Manufacturer of	Senior Secured Term Loan B (8.5%, Due 7/10) (3)	5,000,000	5,000,000	5,000,000
Inc.	specialty food products	Senior Subordinated Debt (16.3%, Due 1/12) (2) (3)	4,697,171	4,697,171	4,697,171

R-O-M Corporation	Manufacturer of doors,	Senior Secured Term Loan A (8.8%, Due 12/09) (3)	3,400,000	3,400,000	3,400,000
	ramps and bulk heads for	Senior Secured Term Loan B (9.8%, Due 12/10) (3)	3,400,000	3,400,000	3,400,000
	fire trucks and food	Senior Subordinated Debt (16.0%, Due 12/10) (2) (3)	7,012,319	7,012,319	7,012,319
	transportation

Total Non-control/non-affiliate Investments				145,232,150	141,390,954
Unearned Income				(3,439,295)	(3,439,295)

Total Investments Net of Unearned Income				$141,792,855	$137,951,659

(1)	During 2005, the Company did not “control,” and is not an “affiliate” of, any of its portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company would “control” a portfolio company if the Company owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if the Company owned 5% or more of its voting securities.

(2)	Amount includes payment-in-kind (PIK) interest or dividends.

(3)	Pledged as collateral under the Company’s Securitization Facility. See Note 3 to Consolidated Financial Statements.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.

See Notes to Consolidated Financial Statements

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements

Note 1.	Organization

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

Prior to July 27, 2005, the Company had originated, arranged and serviced the investments made by Wilton Funding, LLC (“Wilton”), which had invested in debt instruments and warrants of U.S.-based companies. On July 27, 2005, Wilton merged with and into the Company and then the Company effected a stock split. Also, on July 27, 2005, the Company elected to be treated as a business development company under the Investment Company Act of 1940, as amended. On August 2, 2005, the Company completed an initial public offering of shares of its common stock. The Company has elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).

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

Our portfolio and related portfolio income and net realized and unrealized gain (loss) on our portfolio are presented in three categories: “control investments,” “affiliate investments,” and “non-affiliate investments.” “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 act, which are not Control Investments. The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company. “Non-Control/Non-Affiliate Investments” are those investments that are neither Control Investments nor Affiliate Investments. At December 31, 2006, the Company owned greater than 5% but less than 25% of the voting securities in one investment. At December 31, 2005, all of the Company’s investments were in Non-Control/Non-Affiliate companies.

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Restricted Cash

Restricted cash at December 31, 2006 and 2005, consisted of cash held in an operating and money market account, pursuant to the Company’s agreement with its lender.

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

To determine the enterprise value of a portfolio company, the Company analyzes the historical and projected financial results. The Company generally requires portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically in the private equity business, companies are valued based on multiples of EBITDA, cash flow, net income, revenues or, in limited instances, book value. When using EBITDA to determine enterprise value, the Company may adjust EBITDA for non-recurring items. Such adjustments are intended to normalize EBITDA to reflect the portfolio company’s earnings power. Adjustments to EBITDA may include compensation to previous owners, acquisition, recapitalization, or restructuring related items or one-time non-recurring income or expense items.

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

If there is adequate enterprise value to support the repayment of the debt securities, the fair value of these securities normally corresponds to cost plus amortized original issue discount unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The conditions and other factors we consider in determining the fair value of our debt securities include, among other factors, the financial risk

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

and performance of the portfolio company, competitive market dynamics and, to a lesser extent, market interest rates. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidation events. The determined fair values of equity securities are generally discounted to account for restrictions on resale and minority ownership positions.

The Company’s board of directors, in good faith, determined the fair value of the investments at December 31, 2006 and 2005. The Company received valuation assistance from our independent valuation firm, Duff & Phelps, LLC, on a portion of our investment portfolio at December 31, 2006 and on our entire investment portfolio at December 31, 2005.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are included in other assets and are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets up to five years and over the shorter of the economic life or the term of the lease for leasehold improvements.

Debt Issuance Costs

Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts are amortized into the statement of operations ratably over the contractual term of the borrowing. At December 31, 2006 and 2005, unamortized debt issuance costs were $747,000 and $1.0 million and included in other assets in the accompanying balance sheets. Amortization expense was $366,000, $174,000, and $16,000 for the years ended 2006, 2005 and 2004, respectively.

Interest Income Recognition

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. When a loan becomes 90 days or more past due, or if the Company otherwise does not expect the debtor to be able to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company remains contractually entitled to this interest and may collect it upon the sale or recapitalization of the portfolio company. At December 31, 2006, none of the Company’s loans or debt securities were on non-accrual status. At December 31, 2005, loans and debt securities at fair value not accruing PIK interest for the Company’s total investment portfolio were $2.0 million, all of which related to one investment. At December 31, 2005, all cash interest and principal due on this investment was paid on a timely basis. On May 12, 2006, this investment was sold. Investment origination fees are deferred and amortized as adjustments to the related yield over the contractual life of the investment. Unearned income was $3.6 million and $3.4 million as of December 31, 2006 and 2005, respectively.

In certain investment arrangements, the Company may also receive warrants or other equity interests in connection with a debt investment. The Company records the financial instruments received at estimated fair value as determined by the Board of Directors. Fair values are determined using various valuation models which estimate the underlying value of the associated entity. These models are then applied to the Company’s ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in the fair value of these financial instruments are recorded through our statement of operations in unrealized appreciation (depreciation) on investments. Any warrants and other equity interests that the Company receives in connection with its debt investments will generally be valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments, and the warrants and other equity interests will be allocated to the warrants and other equity

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

interests that the Company receives. This will generally result in a “discount” on the debt investment, which the Company must recognize as interest income. The resulting “discount,” if any, on the debt investment is accreted into interest income over the term of the investment. At the time the investment is made, any associated warrants or other equity instruments are recorded based upon fair value of the purchase price allocation, if any, as set forth in the investment agreement together with a corresponding discount. The resulting discount, if any, on the investment from recordation of warrant or other equity instruments is accreted into interest income over the term of the investment.

Fee Income Recognition

The Company receives a variety of fees in the ordinary course of conducting its business, including Advisory Fees, Loan Fees, Arrangement Fees, Amendment Fees, Unused Fees, Draw Fees, Annual Administrative Fees, Anniversary Fees, and Prepayment Fees (collectively the “Fees”). In a limited number of cases, the Company may also receive a non-refundable deposit earned upon the termination of a transaction. The Company recognizes Fees, which qualify as loan origination fees, in accordance with the Statement of Financial Accounting Standards No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” (“SFAS 91”). SFAS 91 requires that the Company recognize loan origination fees using the interest method. In addition, the Company capitalizes and offsets direct loan origination costs against the Fees received and only defers and amortizes the net Fee. During the year ended December 31, 2006, the Company capitalized $411,000 of direct loan origination costs of which $409,000 were offset against fees received of $2.3 million. At December 31, 2006, the remaining balance of capitalized costs totaled $104,000, which relates to loan originations in process. During the year ended December 31, 2005, the Company capitalized $203,000 of direct loan origination costs of which $102,000 were offset against fees received of $352,000. The Company did not incur any direct loan origination costs prior to 2005.

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

During the years ended December 31, 2006, 2005 and 2004, the Company recognized $1.1 million, $414,000 and $242,000, respectively, of income from fees and other investment income other than loan origination fees. Other investment income consists principally of deferred financing fees and prepayment fees received from portfolio companies on the repayment of their debt facility.

Unearned income activity for the years ended December 31, 2006 and 2005 was as follows:

	2006	2005

Beginning unearned income balance	$3,439,295	$2,073,921
Fees received	2,254,649	1,497,541
Warrants received	—	575,490
Unearned income recognized	(2,083,060)	(707,657)

Ending unearned income balance	$3,610,884	$3,439,295

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

Payment in Kind Interest/Dividends

The Company has investments in debt and equity securities in its portfolio which contain a payment in kind or “PIK” interest or dividend provision. PIK interest and dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as income. For the years ended December 31, 2006, 2005 and 2004, the Company recorded PIK income of $2.4 million, $1.8 million and $694,000, respectively.

PIK related activity for the years ended December 31, 2006 and 2005 was as follows:

	2006	2005

Beginning of period PIK loan balance	$2,174,974	$727,087
PIK interest earned during the year	2,424,927	1,825,755
Sales of investments	(383,946)	—
Payments received during the year	(1,324,390)	(377,868)

Ending PIK loan balance	$2,891,565	$2,174,974

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

Stock Options

During 2005, the Company established a stock option plan (the “Plan”) and reserved 1,341,748 shares of common stock for issuance under the Plan. On August 2, 2005, concurrent with the completion of the Company’s initial public offering, options to purchase a total of 1,301,496 shares of common stock were granted to the Company’s executive officers with an exercise price of $14.00 per share (the initial public offering price of the common stock). Such options vest equally over three years from the date of grant and have a ten-year exercise period. In June 2006, the stockholders approved the issuance of an additional 1,089,929 shares of the Company’s common stock upon exercise of options to be granted under the Plan. On June 26, 2006, options to purchase a total of 903,000 shares of common stock were granted to the Company’s executive officers and employees with an exercise price of $10.97 per share (the price of the common stock at date of grant). Such options vest equally, on a monthly basis, over three years from the date of grant and have a ten-year exercise period. As of December 31, 2006, 2,204,496 options were outstanding, of which 584,332 were exercisable. The options have a weighted average remaining contractual life of 8.9 years, a weighted average exercise price of $12.76, and an aggregate intrinsic value of approximately $3.8 million.

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

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Assumptions used on future grants may change as the Company’s actual experience may be different. The weighted average fair value of options granted in 2006 and 2005 was approximately $0.74 and $0.90, respectively, using the Black-Scholes option pricing model. The Company has adopted the policy of recognizing compensation cost for options with graded vesting on a straight-line basis over the requisite service period for the entire award. For the year ended December 31, 2006, the Company recorded compensation expense related to stock options of approximately $506,000, which is included in compensation expense in the Consolidated Statements of Operations. The Company does not record the tax benefits associated with the expensing of stock options since the Company elected to be treated as a RIC under Subchapter M of the Internal Revenue Code and as such, the Company is not subject to federal income tax on the portion of taxable income and gains distributed to stockholders, provided that at least 90% of its annual taxable income is distributed. As of December 31, 2006, there was $1.2 million of unrecognized compensation cost related to unvested options which is expected to be recognized over 2.5 years.

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

The following table illustrates the effect on net loss and basic and diluted loss per share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

For the Year Ended
December 31, 2005

Net loss, as reported	$(1,237,294)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	162,687

Pro forma net loss	$(1,399,981)

Loss per share, as reported — basic and diluted	$(0.17)

Loss per share, pro forma — basic and diluted	$(0.19)

The pro forma compensation costs presented above were determined using the weighted average fair value of options granted under the Plan of $0.90 per share determined as described above.

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

Management Fees

Prior to the Company’s initial public offering, consulting fees were paid to two related parties which provided financial and management consulting services. These consulting arrangements were terminated on July 27, 2005 and any unpaid amounts were paid using the proceeds of the initial public offering.

Federal Income Taxes

The Company has elected to be treated as a RIC under the Code. In connection with this election, the Company adopted a tax year ending July 31. As a result of the election, the Company’s policy is to comply with the requirements of the Code that are applicable to RICs and to distribute substantially all of its taxable income to its stockholders. Therefore, no federal income tax provision is included in the accompanying financial statements.

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

On July 31, 2006, the Company completed its first RIC tax year, and, as a result, the Company determined that $2.5 million of distributions represented a return of capital for tax purposes for the fiscal year from August 1, 2005 through July 31, 2006. Such amount has been reclassified as a reduction of paid-in capital for tax purposes at July 31, 2006.

Dividends and distributions which exceed net investment income and net realized capital gains for financial reporting purposes but not for tax purposes are reported as distributions in excess of net investment income and net realized capital gains, respectively. To the extent that they exceed net investment income and net realized gains for tax purposes, they are reported as distributions on capital stock in excess of par (i.e., return of capital). As more fully discussed in Note 11, the return of capital for distributions made for the period August 1, 2005 through July 31, 2006 was determined by the Company’s tax earnings and profits for its tax fiscal year ended July 31, 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements. FASB Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addressed how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. FASB Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted, provided that financial statements for that fiscal year, including any interim periods within that fiscal year, have not been issued. The Company is currently evaluating the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations or financial condition.

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will be effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. The Company will adopt this Interpretation effective January 1, 2007. The Company is currently evaluating the impact of FIN No. 48 on its financial position and results of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 3.	Investments

At December 31, 2006 and December 31, 2005, investments consisted of the following:

	December 31, 2006		December 31, 2005
	Cost	Fair Value	Cost	Fair Value

Commercial loans	$256,743,135	$257,014,385	$144,154,600	$140,395,654
Investments in equity securities	4,139,391	3,844,875	1,077,550	995,300

Subtotal	260,882,526	260,859,260	145,232,150	141,390,954
Unearned income	(3,610,884)	(3,610,884)	(3,439,295)	(3,439,295)

Total	$257,271,642	$257,248,376	$141,792,855	$137,951,659

The Company is a specialty finance company that provides customized financing solutions to small- to mid-sized companies that operate in diverse industry sectors. The Company makes investments in senior secured loans, junior secured loans, subordinated debt and equity-based investments, including warrants. At December 31, 2006 and December 31, 2005, $102.7 million and $82.5 million, respectively, of the Company’s portfolio investments at fair value were at fixed rates, which represented approximately 39% and 58%, respectively, of the Company’s total portfolio of investments at fair value. The Company generally structures its subordinated debt at fixed rates, although many of its senior secured and junior secured loans are, and will be, at variable rates determined on the basis of a benchmark LIBOR or prime rate. The Company’s loans generally have stated maturities ranging from 4 to 7.5 years.

The composition of the Company’s investments as of December 31, 2006 and December 31, 2005 at cost and fair value was as follows, excluding unearned income:

	December 31, 2006				December 31, 2005
	Cost	%(1)	Fair Value	%(1)	Cost	%(1)	Fair Value	%(1)

Senior Secured Debt	$140,682,645	53.9%	$140,682,645	53.9%	$63,052,077	43.4%	$63,052,077	44.6%
Junior Secured Debt	56,761,563	21.8	57,032,813	21.9	21,704,625	15.0	21,704,625	15.3
Subordinated Debt	59,298,927	22.7	59,298,927	22.7	59,397,898	40.9	55,638,952	39.4
Warrants/Equity	4,139,391	1.6	3,844,875	1.5	1,077,550	0.7	995,300	0.7

Total	$260,882,526	100%	$260,859,260	100%	$145,232,150	100%	$141,390,954	100%

(1)	Represents percentage of total portfolio.

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

The composition of the Company’s investment portfolio by industry sector, excluding unearned income, as of December 31, 2006 and December 31, 2005 at cost and fair value was as follows:

	December 31, 2006				December 31, 2005
	Cost	%(1)	Fair Value	%(1)	Cost	%(1)	Fair Value	%(1)

Manufacturing	$118,031,907	45.2%	$118,274,709	45.3%	$74,921,696	51.6%	$71,172,168	50.3%
Distribution	47,685,031	18.3	47,513,531	18.2	3,850,000	2.6	3,850,000	2.7
Service	33,142,636	12.7	32,834,136	12.6	16,901,343	11.6	16,654,743	11.8
Consumer/Retail Goods	58,398,679	22.4	58,564,779	22.5	31,580,928	21.8	31,606,328	22.4
Publishing	3,161,105	1.2	3,166,305	1.2	3,515,015	2.4	3,533,915	2.5
Defense	463,168	0.2	505,800	0.2	14,463,168	10.0	14,573,800	10.3

Total	$260,882,526	100.0%	$260,859,260	100.0%	$145,232,150	100.0%	$141,390,954	100.0%

(1)	Represents percentage of total portfolio.

Note 4.	Borrowings

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

On September 18, 2006, the Company, through a consolidated wholly-owned bankruptcy remote, special purpose subsidiary, entered into an amended and restated securitization revolving credit facility with an entity affiliated with BMO Capital Markets Corp. (formerly known as Harris Nesbitt Corp.). The facility allows the special purpose subsidiary to borrow up to $140.0 million through the issuance of notes to a multi-seller commercial paper conduit that is administered by the affiliated entity. The facility is secured by all of the loans held by the special purpose subsidiary. The facility bears interest at the commercial paper rate plus 1.35% and allows the special purpose subsidiary to make draws under the facility until July 23, 2009, unless extended prior to such date for an additional 364-day period with the consent of the lender. If the facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period following July 23, 2009 and interest will accrue on outstanding borrowings under the facility at the prime rate plus 2.0%. The facility provides for the payment to the lender of a monthly fee equal to 0.25% per annum on the unused amount of the facility. The Company can use the net proceeds of the facility to fund loan origination activities and for general corporate purposes. Each loan origination under the amended and restated securitization revolving credit facility will be subject to the satisfaction of certain conditions. The predecessor securitization revolving credit facility to the amended and restated securitization revolving credit facility: (i) allowed our special purpose subsidiary to make draws under the facility until July 24, 2008, unless extended prior to such date for an additional 364-day period with the consent of the lender thereto; (ii) bore

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

interest at the commercial paper rate plus 1.75%; (iii) provided that in the event that the facility was not extended, any principal amounts then outstanding would be amortized over a 24-month period following July 24, 2008 and interest would accrue on outstanding borrowings under the facility at the prime rate plus 2.0%; and (iv) contained more stringent restrictions regarding certain loan concentrations. At December 31, 2006 and 2005, $98.4 million and $21.7 million, respectively of borrowings were outstanding under the facility. At December 31, 2006, the interest rate was 6.7%. Interest expense for the years ended December 31, 2006, 2005 and 2004 consisted of the following:

	Year Ended December 31,
	2006	2005	2004

Interest charges	$3,753,153	$3,083,563	$1,489,198
Amortization of debt issuance costs	365,855	276,623	15,800
Unused facility fees	213,574	157,803	—

Total	$4,332,582	$3,517,989	$1,504,998

The amended and restated securitization revolving credit facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and maximum yields on funded loans. The amended and restated securitization revolving credit facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the facility. In connection with the origination and amendment of the facility, the Company incurred $1.3 million of fees which is being amortized over the term of the facility.

In March and December of 2006, the Company, through our special purpose subsidiary, entered into interest rate swap agreements. The swap agreement entered into in March is at a fixed rate of 5.04% on an initial notional amount of $20.0 million, for five years. The December swap agreement is at a fixed rate of 4.84% on an initial notional amount of $3.5 million, for five years. The swaps were put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. For the year ended December 31, 2006, net unrealized gains attributed to the swaps were approximately $13,000. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower rates with respect to the hedged portfolio. At December 31, 2005, we did not hold any derivative financial instruments for hedging purposes.

Note 5.	Employee Benefit Plan

The Company adopted a 401(k) plan (“Plan”) effective January 1, 2003. The Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum. Employees are eligible to participate in the Plan upon completion of one year of service. On an annual basis, the Company makes a contribution equal to 4% (1% of which is discretionary) to each eligible employee’s account, up to the Internal Revenue Service annual maximum. For the years ended December 31, 2006, 2005 and 2004, the Company recorded $65,000, $42,000, and $19,000, respectively, for employer contributions to the Plan.

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

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

On June 14, 2006, the Company closed a secondary public offering of 3,600,000 shares of common stock and received gross proceeds of $39.1 million less underwriters’ commissions and discounts, and fees of $2.4 million. Also as part of this secondary public offering, Compass sold 250,000 shares of common stock of the Company on July 5, 2006, which resulted in it beneficially owning 6.5% of the outstanding shares of common stock of the Company immediately upon completion of such offering.

On January 26, 2007, the Company closed a shelf offering of 2,370,000 shares of common stock and received gross proceeds of $33.7 million less underwriters’ commissions and discounts, and fees of approximately $2.0 million.

In addition, during 2005, the Company established a dividend reinvestment plan, and during the years ended December 31, 2006 and 2005, issued 85,339 and 19,704 shares, respectively in connection with dividends paid. The following table summaries the Company’s dividends paid to date (see Note 11 for per share tax return of capital distributions):

Date Declared	Record Date	Payment Date	Amount

November 10, 2006	December 15, 2006	January 17, 2007	$0.31
August 7, 2006	September 15, 2006	October 17, 2006	$0.31
May 9, 2006	June 2, 2006	July 17, 2006	$0.29
February 28, 2006	March 21, 2006	April 11, 2006	$0.29
November 8, 2005	November 30, 2005	December 30, 2005	$0.27
September 7, 2005	September 30, 2005	October 31, 2005	$0.16

Note 7.	Per Share Data

The following table sets forth the computation of basic and diluted income (loss) per common share for the years ended December 31, 2006, 2005 and 2004. No effect was given to outstanding stock options (1,341,748 at December 31, 2005) in the computation of diluted loss per share for the year ended December 31, 2005, as the effect would be anti-dilutive.

	Year Ended December 31,
	2006	2005	2004

Net income (loss)	$15,588,570	$(1,237,294)	$(269,206)
Weighted average common shares outstanding, basic	14,145,200	7,253,632	3,847,902
Weighted average common shares outstanding, diluted	14,237,952	7,253,632	3,847,902
Income (loss) per common share, basic and diluted	$1.10	$(0.17)	$(0.07)

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 8.	Commitments and Contingencies

The balance of unused commitments to extend credit was $27.0 million and $8.8 million at December 31, 2006 and December 31, 2005, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as investment draws, revolving credit arrangements or similar transactions. Commitments generally have fixed expiration dates or other termination clauses and generally require payment of a fee by the counterparty. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

The Company leases its corporate offices and certain equipment under operating leases with terms expiring through 2011. Future minimum lease payments due under operating leases at December 31, 2006 are as follows: $231,000 — 2007, $237,000 — 2008, $241,000 — 2009, $247,000 — 2010, $21,000 — 2011. Rent expense was approximately $222,000 and $56,000 for the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, the Company had an outstanding letter of credit in the amount of $38,000 as security deposit for the lease of the Company’s corporate office.

Note 9.	Concentrations of Credit Risk

The Company’s customers are primarily small- to mid-sized companies in a variety of industries.

At December 31, 2006 and December 31, 2005, the Company’s two largest investments (as a percentage of commitments) represented approximately 17% and 24%, respectively, of the total investment portfolio. Investment income, consisting of interest, fees, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given year can be highly concentrated among several customers. During the year ended December 31, 2006, the Company did not record investment income from any customer in excess of 10.0% of total investment income. During the year ended December 31, 2005, investment income from three customers accounted for 15.1%, 14.8%, and 13.4%; and for the year ended December 31, 2004, investment income from three customers accounted for 35.5%, 27.7%, and 14.0%.

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

The Company paid consulting fees of approximately $555,000 and $1.0 million for the years 2005 and 2004, respectively to Kilgore Consulting CPM LLC and Philan LLC, entities affiliated with Compass, until July 27, 2005, at which time such consulting agreements were terminated.

Note 11.	Income Taxes

Effective August 1, 2005, the Company elected to be treated as a RIC. The Company’s first RIC tax year ended on July 31, 2006. The Company’s policy is to comply with the requirements of the Code that are

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Distributable taxable income for the period January 1, 2006 through December 31, 2006 and for the period August 1, 2005 (commencement of RIC status) through July 31, 2006 (close of first RIC tax year) is as follows:

	January 1, 2006	August 1, 2005
	to	to
	December 31, 2006	July 31, 2006

GAAP Net Investment Income	$15,021,000	$8,969,000
Tax timing differences of:
Origination fees, net	668,000	481,000
Stock compensation expense, bonus accruals, original issue discount and other	1,437,000	322,000

Tax Distributable Income	$17,126,000	$9,772,000

Distributable taxable income differs from GAAP net investment income primarily due to: (1) origination fees received in connection with investments in portfolio companies are treated as taxable income upon receipt; (2) certain stock compensation and other bonus accruals are not currently deductible for tax purposes; and (3) certain debt investments that generate original issue discount.

The tax character of distributions paid for the period January 1, 2006 through December 31, 2006 and for the period August 1, 2005 (commencement of RIC status) through July 31, 2006 (close of first RIC tax year) is as follows:

	January 1, 2006	August 1, 2005
	to	to
	December 31, 2006	July 31, 2006

Distributions paid from:
Ordinary income	$10,968,000	$9,772,000
Long-term capital gains	—	—

Subtotal	10,968,000	9,772,000
Tax return of capital	972,000	2,485,000

Total distributions	$11,940,000	$12,257,000

Distributions which exceed tax distributable income (tax net investment income and realized gains, if any) are reported as distributions of paid-in capital (i.e. return of capital). The taxability of the four distributions made in the period August 1, 2005 through July 31, 2006 was determined by the Company’s tax earnings and profits for its tax fiscal year ended July 31, 2006. For 2006, ordinary income of $1.12 per share and tax return of capital of $0.08 per share were reported on Form 1099-DIV. For 2005, ordinary income of $0.31 per share and tax return of capital of $0.12 per share were reported on Form 1099-DIV. There were no capital gain distributions in either 2006 or 2005.

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2006, the components of accumulated earnings on a tax basis were as follows:

December 31, 2006

Distributable ordinary income	$4,905,000
Other book/tax temporary differences	(5,266,000)
Unrealized depreciation	(10,000)
Accumulated capital and other losses	(3,263,000)

The tax cost basis of the Company’s investments as of December 31, 2006 and 2005 approximates the book cost basis.

The tax distributable income of $4.9 million as of December 31, 2006 noted above was paid out as part of the January 17, 2007 cash distribution. The taxability of this distribution will be determined by the Company’s tax earnings and profits for its tax fiscal year ending July 31, 2007. As of December 31, 2006, the Company estimates that 100% of the January 17, 2007 and October 17, 2006 distributions will be treated as ordinary income. Accordingly, the 2006 Form 1099-DIV to shareholders included 100% of the October 16, 2006 and January 17, 2007 distributions as ordinary income dividends. (Note – the dividend declared on November 10, 2006 with a record date of December 15, 2006 and paid on January 17, 2007, is included in the 2006 Form 1099-DIV, under the requirements of Subchapter M).

At December 31, 2006, the Company has a net capital loss carryforward, of $3.3 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will expire in the Company’s tax fiscal year ending July 31, 2014.

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

As a Subchapter C Corporation, the Company accounted for its income taxes following the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under such method, deferred tax assets and liabilities are recognized for future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. At December 31, 2006 and 2005, there were no deferred tax assets due to the Company’s election of RIC status.

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 12.	Financial Highlights

	For the Year Ended December 31,
	2006	2005	2004

Per Share Data:
Net asset value at beginning of year	$10.48	$7.10	$6.38
Net investment income	1.06	.24	.16
Net realized loss on investments	(.23)	—	—
Net change in unrealized appreciation (depreciation) on investments	.27	(.41)	(.23)
Issuance of common stock	10.23	12.83	.79
Distributions from net investment income	(1.07)	(.14)	—
Tax return of capital	(.08)	(.12)	—
Distributions in excess of net investment income	(.05)	(.17)	—
Stock based compensation expense	.04	—	—
Dilutive effect of share issuance	(10.28)	(8.85)	—

Net asset value at end of year	$10.37	$10.48	$7.10

Total Net Asset Value Return(1)	10.4%	3.7%	(1.1)%
Per share market value, beginning of period	$12.20	$14.00 (3)
Per share market value, end of period	$14.49	$12.20
Total Market Value Return(2)	28.6%	(9.8)%
Shares outstanding at end of year	15,821,994	12,136,655	3,847,902

Ratios and Supplemental Data:
Net assets at end of year	$164,108,629	$127,152,365	$27,311,918
Average net assets	149,790,000	70,188,000	25,842,000
Ratio of operating expenses to average net assets	7.7%	16.7%	16.5%
Ratio of net investment income to average net assets	10.0%	2.5%	2.3%
Weighted average borrowings outstanding	$55,255,000	$30,877,000	$13,647,000
Average amount of borrowings per share	$3.49	$2.54	$3.55

(1)	The total net asset value return reflects the change in net asset value of a share of stock plus dividends from beginning of year to end of year. On July 27, 2005, Wilton merged with and into the Company and the Company then effected a stock split. As a result, the Company’s financial statements reflect 3,847,902 shares issued and outstanding throughout all periods presented. On August 2, 2005, the Company closed its initial public offering of 7,190,477 shares of common stock and on August 15, 2005, the underwriters exercised their option to purchase an additional 1,078,572 shares of common stock. The Company made its first investment on November 21, 2003 and, accordingly, an investment return was not reflected for 2003, as the Company did not have substantive investment operations in 2003.

(2)	The total market value return (not annualized for 2005) reflects the change in the ending market value per share plus dividends, divided by the beginning market value per share.

(3)	Share price as of August 2, 2005, the date the Company closed its initial public offering.

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 13.	Selected Quarterly Data (Unaudited)

The following table sets forth certain quarterly financial information for each of the fiscal quarters during the years ending December 31, 2006 and 2005. This information was derived from our unaudited financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Year Ended December 31, 2006
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31	September 30	June 30	March 31

Total Investment Income	$7,595,548	$6,879,633	$5,807,865	$6,223,288
Net Investment Income	4,119,940	4,096,455	3,094,715	3,709,534
Net Realized and Unrealized Gain (Loss)	402,445	(569,280)	1,489,896	(755,135)
Net Income	4,522,385	3,527,175	4,584,611	2,954,399
Net Income Per Share, Basic	$0.29	$0.22	$0.36	$0.24
Net Income Per Share, Diluted	$0.28	$0.22	$0.36	$0.24
Weighted Average Shares Outstanding, Basic	15,815,485	15,781,525	12,788,727	12,136,655
Weighted Average Shares Outstanding, Diluted	15,908,237	15,836,416	12,788,727	12,136,655

	Year Ended December 31, 2005
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31	September 30	June 30	March 31

Total Investment Income	$4,550,480	$3,733,675	$2,826,950	$2,338,237
Net Investment Income (Loss)	2,865,350	(1,886,469)	478,232	270,768
Net Realized and Unrealized Gain (Loss)	115,860	(3,761,046)	(170,450)	850,461
Net Income (Loss)	2,981,210	(5,647,515)	307,782	1,121,229
Net Income (Loss) Per Share, Basic and Diluted	$0.25	$(0.62)	$0.08	$0.29
Weighted Average Shares Outstanding, Basic and Diluted	12,119,313	9,088,353	3,847,902	3,847,902

Note 14.	Subsequent Events (Unaudited)

On January 4, the Company received proceeds of $9.4 million in conjunction with the full repayment of a senior secured term loan and subordinated debt investment in Robert Rothschild Farm, Inc. Proceeds received included approximately $500,000 of accrued payment-in-kind interest and a prepayment fee.

On January 11, 2007, the Company invested $1.0 million in a syndicated junior secured term loan in Metrologic Instruments, Inc., a global supplier of data capture and collection hardware and software.

On January 19, 2007, the Company made a $3.9 million follow-on investment, which is comprised of a senior secured term loan and a senior subordinated debt investment, in Fairchild Industrial Products, Co. In conjunction with such investment, Fairchild Industrial Products, Co. paid $98,000 to redeem certain shares of preferred stock held by the Company, including accrued dividends thereon.

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

On January 26, 2007, the Company closed a shelf offering of 2,370,000 shares of common stock and received gross proceeds of $33.7 million less underwriters’ commissions and discounts, and fees of approximately $2.0 million.

On February 2, 2007, the Company closed an $22.5 million one-stop investment, including an equity co-investment, in Aylward Enterprises, LLC, a manufacturer of solid dose tablet feed systems and bottle fillers.

On February 9, 2007, the Company closed a $28.2 million one-stop investment in R-O-M Corporation, in conjunction with the sale of the company to a private equity partner. This investment represented a net $12.4 million increase in our commitment to the company.

On February 23, 2007, the Board of Directors declared a cash dividend of $0.32 per share, payable on April 18, 2007 to stockholders of record as of the close of business March 15, 2007. Such cash dividend is payable on the total shares issued and outstanding on the record date.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders’ of
Patriot Capital Funding, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Patriot Capital Funding, Inc. referred to in our report dated February 16, 2007, which is included in the annual report on Form 10-K. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of investments in and advances to affiliates is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

New York, New York
February 16, 2007

Schedule 12-14

PATRIOT CAPITAL FUNDING, INC.
SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

		Year Ended
		December 31, 2006	As of			As of
		Amount of Interest	December 31,			December 31,
		or Dividends	2005	Gross	Gross	2006
Portfolio Company	Investment(1)	Credited to Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value

Affiliate Investments
Smart, LLC	Debt	$375,716	$—	$9,041,605	$(1,075,000)	$7,966,605
	Membership Interest — Class B(5)	—	—	1,000,000	(41,000)	959,000

Total Affiliate Investments		$375,716				$8,925,605

This schedule should be read in conjunction with the Company’s Consolidated Financial Statements, including the Consolidated Schedule of Investments and Notes to the Consolidated Financial Statements.

(1)	All investments listed are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933.

(2)	Represents the total amount of interest or dividends credited to income for the portion of the year that the investment was an affiliate investment (5% to 25% owned).

(3)	Gross additions include increases in investments resulting from new portfolio company investments and paid-in-kind interest or dividends. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(4)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(5)	Non-income producing.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.

As of December 31, 2006 (the end of the period covered by this annual report on Form 10-K), management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be included in periodic SEC filings is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and the dispositions of assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with appropriate authorizations; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2006, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on such evaluation, management has concluded that internal control over financial reporting is effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Attestation Report of Registered Public Accounting Firm.

Refer to the Report of the Registered Public Accounting Firm contained in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Change in Internal Control Over Financial Reporting

There were no changes in internal controls for the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information with respect to our directors and executive officers is contained under the captions “Proposal I: Election of Directors”, “— Section 16(a) Beneficial Ownership Reporting Compliance,” “— Committees of the Boards of Directors” and “— Corporate Governance” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this annual report by reference in response to this item.

We have adopted a code of business conduct and ethics that applies to directors, officers and employees. The code of business conduct and ethics is available on our website at http://www.patcapfunding.com. We will report any amendments to or waivers of a required provision of the code of business conduct and ethics in a Form 8-K.

Item 11.	Executive Compensation

The information with respect to compensation of executives and directors is contained under the caption “Proposal I: Election of Directors — Compensation of Executive Officers and Directors” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this annual report by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this annual report by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information with respect to certain relationships and related transactions is contained under the caption “Proposal I: Election of Directors — Certain Relationships and Transactions” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this annual report by reference in response to this item.

The information with respect to director independence is contained under the caption “Proposal I: Election of Directors” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Schedule 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this annual report in response to this item.

Item 14.	Principal Accounting Fees and Services

The information with respect to principal accountant fees and services is contained under the captions “Audit Committee Report” and “Proposal II: Ratification of Selection of Independent Auditors” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this annual report by reference to this item.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

1. The following financial statements are filed herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Net Assets for the years ended December 31, 2006, 2005 and 2004

Consolidated Schedule of Investments as of December 31, 2006 and 2005

Notes to Consolidated Financial Statements

2.	The following financial statement schedule is filed herewith: Schedule 12-14 — Patriot Capital Funding, Inc. Schedule of Investments In and Advances to Affiliates.

3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Patriot Capital Funding’s Form 10-Q filed with the SEC on August 10, 2006).
3.2	Form of Certificate of Amendment to Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on July 27, 2005).
3.3	Restated Bylaws (Incorporated by reference to Exhibit (b) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on July 13, 2005).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on July 13, 2005).
10.1	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on July 13, 2005).
10.2	Patriot Capital Funding, Inc. Amended Stock Option Plan (Incorporated by reference to Appendix B to Patriot Capital Funding’s definitive proxy statement filed with the SEC on May 1, 2006).
10.3	Form of Stock Option Agreement for Officers (Incorporated by reference to Exhibit (i)(2) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on July 13, 2005).
10.4	Custodian Agreement with U.S. Bank National Association (Incorporated by reference to Exhibit (j) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on July 13, 2005).
10.5	Custodian Agreement with Wells Fargo, National Association

Exhibit
Number		Description of Document

10.6		Employment Agreement between Patriot Capital Funding and Richard P. Buckanavage (Incorporated by reference to Exhibit (k)(4) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on July 13, 2005).
10.7		Employment Agreement between Patriot Capital Funding and Timothy W. Hassler (Incorporated by reference to Exhibit (k)(5) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on July 13, 2005).
10.8		Employment Agreement between Patriot Capital Funding and William E. Alvarez, Jr. (Incorporated by reference to Exhibit 10.1 filed with Patriot Capital Funding’s Form 8-K filed with the SEC on December 21, 2005).
10.9		Employment Agreement between Patriot Capital Funding and Clifford L. Wells (Incorporated by reference to Exhibit 10.2 filed with Patriot Capital Funding’s Form 8-K filed with the SEC on December 21, 2005).
10.10		Employment Agreement between Patriot Capital Funding and Matthew R. Colucci (Incorporated by reference to Exhibit 10.3 filed with Patriot Capital Funding’s Form 8-K filed with the SEC on December 21, 2005).
10.11		Amended and Restated Loan Funding and Servicing Agreement by and among the Patriot Capital Funding, Patriot Capital Funding LLC I, Fairway Finance Company, LLC, BMO Capital Markets Corp. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 filed with Patriot Capital Funding’s Form 8-K filed with the SEC on September 21, 2006).
10.12		Purchase and Sale Agreement by and between the Registrant and Patriot Capital Funding LLC I (Incorporated by reference to Exhibit (k)(10) filed with Patriot Capital Funding’s Post-Effective Amendment No. 1 to Form N-2 filed with the SEC on August 1, 2005).
10.13		Securities Account Control Agreement by and among the Registrant, Patriot Capital Funding LLC I, Harris Nesbitt Corp. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit (k)(11) filed with Patriot Capital Funding’s Post-Effective Amendment No. 1 to Form N-2 filed with the SEC on August 1, 2005).
10.14		Intercreditor and Concentration Account Administration Agreement by and among the Registrant, U.S. Bank National Association and Wells Fargo, National Association (Incorporated by reference to Exhibit (k)(12) filed with Patriot Capital Funding’s Post-Effective Amendment No. 1 to Form N-2 filed with the SEC on August 1, 2005).
21		Subsidiaries of Patriot Capital Funding and jurisdiction of incorporation/organizations:
Patriot Capital Funding LLC I — Delaware
23 **		Consent of Grant Thornton LLP, independent registered public accounting firm.
31	.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31	.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S. C. 1350).
32	.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S. C. 1350).

**	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2007.

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

Signature	Title(Capacity)	Date

/s/ RICHARD P. BUCKANAVAGE Richard P. Buckanavage	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2007

/s/ WILLIAM E. ALVAREZ, JR. William E. Alvarez, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2007

/s/ TIMOTHY W. HASSLER Timothy W. Hassler	Chief Operating and Compliance Officer and Director	March 5, 2007

/s/ MEL P. MELSHEIMER Mel P. Melsheimer	Chairman and Director	March 5, 2007

/s/ STEVEN DROGIN Steven Drogin	Director	March 5, 2007

/s/ DENNIS C. O’DOWD Dennis C. O’Dowd	Director	March 5, 2007

/s/ RICHARD A. SEBASTIAO Richard A. Sebastiao	Director	March 5, 2007

Exhibit Index

Exhibit	Description

23	Consent of Grant Thornton LLP, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S. C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S. C. 1350).