Form 10-Q
period 2007-03-31
Patriot Capital Funding, Inc.
filed 2007-05-04
CIK 1321560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of 2the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 3, 2007 was 18,252,774.

PATRIOT CAPITAL FUNDING, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Patriot Capital Funding, Inc.
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Investments at fair value:
Non-control/non-affiliate investments (cost of $246,833,788 – 2007, $251,915,921 - 2006)	$246,783,422	$251,933,655
Affiliate investments (cost of $28,677,282 – 2007, $8,966,605 – 2006)	28,789,482	8,925,605
Unearned income	(3,773,603)	(3,610,884)

Total investments	271,799,301	257,248,376
Cash and cash equivalents	4,779,029	4,211,643
Restricted cash	3,970,824	5,113,806
Interest receivable	2,153,941	2,221,000
Other assets	1,355,311	1,727,680

TOTAL ASSETS	$284,058,406	$270,522,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Borrowings	$80,373,000	$98,380,000
Interest payable	476,618	523,709
Dividends payable	5,831,525	4,904,818
Accounts payable, accrued expenses and other	1,398,578	2,605,349

TOTAL LIABILITIES	88,079,721	106,413,876

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 18,223,517 and 15,821,994 shares issued and outstanding at at March 31, 2007 and December 31, 2006, respectively	182,235	158,220
Paid-in capital	204,261,677	171,957,327
Accumulated net investment loss	(1,912,061)	(1,912,061)
Dividends in excess of net investment income	(3,307,835)	(2,821,587)
Net realized loss on investments	(3,256,799)	(3,262,966)
Net unrealized gain (loss) on interest rate swap	(50,367)	12,961
Net unrealized appreciation (depreciation) on investments	61,835	(23,265)

TOTAL STOCKHOLDERS’ EQUITY	195,978,685	164,108,629

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$284,058,406	$270,522,505

NET ASSET VALUE PER COMMON SHARE	$10.75	$10.37

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2007	2006

INVESTMENT INCOME
Interest and dividends:
Non-control/non-affiliate investments (less than 5% owned)	$7,578,948	$5,439,771
Affiliate investments (5% to 25% owned)	619,233	—

Total interest income	8,198,181	5,439,771

Fees:
Non-control/non-affiliate investments (less than 5% owned)	381,626	70,068
Affiliate investments (5% to 25% owned)	13,229	—

Total fee income	394,855	70,068

Other investment income — non-control/non-affiliate investments (less than 5% owned)	384,287	713,449

Total Investment Income	8,977,323	6,223,288

EXPENSES
Compensation expense	1,219,533	868,747
Interest expense	1,506,212	969,131
Professional fees	307,627	239,069
General and administrative expense	598,673	436,807

Total Expenses	3,632,045	2,513,754

Net Investment Income	5,345,278	3,709,534

NET REALIZED AND UNREALIZED GAIN AND LOSS
Net realized gain on investments — non-control/non-affiliate investments (less than 5% owned)	6,167	—
Net unrealized depreciation on investments – non-control/non- affiliate investments (less than 5% owned)	(68,100)	(804,333)
Net unrealized appreciation on investments – affiliate investments (5% to 25% owned)	153,200	—
Net unrealized gain (loss) on interest rate swap	(63,328)	49,197

Net realized and unrealized gain (loss)	27,939	(755,136)

NET INCOME	$5,373,217	$2,954,398

Earnings per share, basic	$0.31	$0.24

Earnings per share, diluted	$0.30	$0.24

Weighted average shares outstanding, basic	17,532,896	12,136,655

Weighted average shares outstanding, diluted	17,724,026	12,136,655

     See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operations:
Net investment income	$5,345,278	$3,709,534
Net realized gain on investments	6,167	—
Net unrealized appreciation (depreciation) on investments	85,100	(804,333)
Net unrealized gain (loss) on interest rate swap	(63,328)	49,197

Net increase in assets from operations	5,373,217	2,954,398

Stockholder transactions:
Dividends to stockholders from net investment income	(5,345,278)	(3,519,630)
Dividends in excess of net investment income	(486,247)	—

Net decrease in assets from stockholder transactions	(5,831,525)	(3,519,630)

Capital share transactions:
Issuance of common stock	31,718,816	—
Issuance of common stock under dividend reinvestment plan	450,766	—
Stock option compensation	158,782	97,612

Net increase in assets from capital share transactions	32,328,364	97,612

Total increase (decrease) in net assets	31,870,056	(467,620)

Net assets at beginning of period	164,108,629	127,152,365

Net assets at end of period	$195,978,685	$126,684,745

Net asset value per common share	$10.75	$10.44

Common shares outstanding at end of period	18,223,517	12,136,655

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,373,217	$2,954,398
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	107,010	117,385
Change in interest receivable	67,059	(341,843)
Realized gain on sale of investment	(6,167)	—
Change in unrealized (appreciation) depreciation on investments	(85,100)	804,333
Unrealized (gain) loss on interest rate swap	63,328	(49,197)
Payment-in-kind interest and dividends	(840,698)	(551,977)
Stock-based compensation expense	158,782	97,612
Change in unearned income	162,719	(339,678)
Change in interest payable	(47,091)	324,684
Change in other assets	202,031	6,573
Change in accounts payable, accrued expenses and other	(1,206,770)	(908,176)

Net cash provided by operating activities	3,948,320	2,114,114

CASH FLOWS FROM INVESTING ACTIVITIES:
Funded investments	(57,286,250)	(51,497,394)
Principal repayments on investments	38,154,654	15,894,462
Proceeds from sale of investments	5,349,917	—
Purchase of furniture and equipment	—	(29,966)

Net cash used for investing activities	(13,781,679)	(35,632,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	55,550,000	109,300,000
Repayments on borrowings	(73,557,000)	(78,550,000)
Net proceeds from sale of common stock	31,718,816	—
Dividends paid	(4,454,053)	—
Deferred offering costs	—	47,395
Change in restricted cash	1,142,982	4,555,778

Net cash provided by financing activities	10,400,745	35,353,173

NET INCREASE IN CASH AND CASH EQUIVALENTS	567,386	1,834,389

CASH AND CASH EQUIVALENTS AT:
Beginning of Period	4,211,643	2,371,841

End of Period	$4,779,029	$4,206,230

Supplemental information:
Interest paid	$1,553,303	$644,448

Non-cash financing activities:
Dividends reinvested in common stock	$450,766	$—
Dividends declared but not paid	5,831,525	3,519,630

     See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Schedule of Investments
(unaudited)
March 31, 2007

Company(1)	Industry	Investment	Principal	Cost	Value

Affiliate investments (5% to 25% owned):

Aylward Enterprises, LLC (5)	Manufacturer of packaging equipment	Revolving Line of Credit (8.8%, Due 2/12) (3)	$1,500,000	$1,500,000	$1,500,000

		Senior Secured Term Loan A (9.6%, Due 2/12) (3)	10,000,000	10,000,000	10,000,000

		Senior Subordinated Debt (14.5%, Due 8/12) (2)	6,279,688	6,279,688	6,279,688

		Membership Interest – Class A-2		1,250,000	1,400,000

Smart, LLC (5)	Provider of tuition management services	Revolving Line of Credit (10.8%, Due 8/11) (3)	725,000	725,000	725,000

		Senior Secured Term Loan A (10.3%, Due 6/11) (3)	4,350,000	4,350,000	4,350,000

		Senior Secured Term Loan B (16.5%, Due 2/12) (2) (3)	3,572,594	3,572,594	3,572,594

		Membership Interest – Class B (4)		1,000,000	962,200

Total Affiliate investments (represents 10.4% of total investments at fair value)				28,677,282	28,789,482

Non-control/non-affiliate investments (less than 5% owned):

ADAPCO, Inc.	Distributor of specialty chemicals and contract application services	Senior Secured Term Loan A (10.9%, Due 6/11) (3)	$13,350,000	$13,350,000	$13,350,000

		Common Stock (4)		500,000	329,800

Agent Media Corporation	Publisher of insurance industry periodicals	Senior Secured Term Loan A (9.9%, Due 9/08) (3)	750,000	750,000	750,000

		Senior Secured Term Loan B (13.4%, Due 9/09) (3)	2,130,105	2,130,105	2,130,105

		Common Stock Warrants (4)		31,000	37,900

Allied Defense Group, Inc.	Diversified defense company	Common Stock Warrants (4)		463,168	203,500

Arrowhead General Insurance Agency, Inc.	Insurance agency and program specialist	Junior Secured Term Loan (12.6%, Due 2/13) (3)	5,000,000	5,000,000	5,131,300

Company(1)	Industry	Investment	Principal	Cost	Value

Borga, Inc.	Manufacturer of pre-fabricated metal building systems	Senior Secured Term Loan A (8.8%, Due 3/09) (3)	996,000	996,000	996,000

		Senior Secured Term Loan B (11.8%, Due 5/10) (3)	1,804,000	1,804,000	1,804,000

		Senior Secured Term Loan C (16.0%, Due 5/10) (2) (3)	7,560,157	7,560,157	7,560,157

		Common Stock Warrants (4)		20,250	40,400

Caleel + Hayden, LLC	Provider of proprietary branded professional skincare and cosmetic products to physicians and spa communities	Senior Secured Term Loan B (10.1%, Due 11/11) (3)	10,959,687	10,959,687	10,959,687

		Senior Subordinated Debt (14.5%, Due 11/12) (2) (3)	6,311,334	6,311,334	6,311,334

		Common Stock (4)		750,000	839,600

Cheeseworks, Inc.	Distributor of specialty cheese and food products	Revolving Line of Credit (8.0%, Due 6/11) (3)	5,080,219	5,080,219	5,080,219

		Senior Secured Term Loan (10.9%, Due 6/11) (3)	11,630,561	11,630,561	11,630,561

Copperhead Chemical Company, Inc.	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt (15.3%, Due 11/10) (2) (3)	4,864,098	4,864,098	4,864,098

Dover Saddlery, Inc.	Equestrian products catalog retailer	Senior Subordinated Debt (11.5%, Due 9/09) (3)	3,000,000	3,000,000	3,000,000

		Common Stock Warrants (4)		148,200	235,400

Eight O’Clock Coffee Company	Manufacturer, distributor, and marketer of coffee	Junior Secured Term Loan (11.9%, Due 7/13) (3)	9,000,000	9,000,000	9,112,450

Employbridge Holding Company (5)	A provider of specialized staffing services	Junior Secured Term Loan (12.3%, Due 10/13) (3)	3,000,000	3,000,000	3,007,500

Encore Legal Solutions, Inc.	Legal document management services	Junior Secured Term Loan A (10.5%, Due 12/09) (2) (3)	3,844,466	3,844,466	3,844,466

		Junior Secured Term Loan B (10.8%, Due 12/09) (2) (3)	6,975,901	6,975,901	6,975,901

		Senior Subordinated Debt (15.0%, Due 5/10)(2)(3)	5,291,213	5,291,213	5,291,213

		Common Stock Warrants(4)		350,000	—

Company(1)	Industry	Investment	Principal	Cost	Value

EXL Acquisition Corp.	Manufacturer of lab testing supplies	Senior Secured Term Loan A (8.6%, Due 3/11) (3)	6,800,000	6,800,000	6,800,000

		Senior Secured Term Loan B (11.0%, Due 3/12) (3)	2,376,000	2,376,000	2,376,000

		Senior Secured Term Loan D (15.0%, Due 3/12) (2) (3)	5,000,417	5,000,417	5,000,417

		Common Stock – Class A (4)		2,475	203,900

		Common Stock – Class B (2)		273,653	275,653

Fairchild Industrial Products, Co.	Manufacturer of industrial controls and power transmission products	Senior Secured Term Loan A (8.6%, Due 7/10) (3)	6,555,000	6,555,000	6,555,000

		Senior Secured Term Loan B (10.4%, Due 7/11) (3)	9,468,750	9,468,750	9,468,750

		Senior Subordinated Debt (14.8%, Due 7/11) (2)	5,471,032	5,471,032	5,471,032

		Preferred Stock — Class A (2)		307,033	307,033

		Common Stock — Class B (4)		121,598	131,700

Impact Products, LLC	Distributor of janitorial supplies	Junior Secured Term Loan B (9.6%, Due 9/12) (3)	7,443,750	7,443,750	7,443,750

		Junior Secured Term Loan C (13.5%, Due 9/12) (2) (3)	5,594,801	5,594,801	5,594,801

Innovative Concepts in Entertainment, Inc.	Manufacturer of coin operated games	Senior Secured Term Loan A (9.4%, Due 2/11) (3)	5,325,000	5,325,000	5,325,000

		Senior Secured Term Loan B (9.9%, Due 2/11) (3)	3,573,000	3,573,000	3,573,000

		Senior Secured Term Loan C (13.0%, Due 8/11) (3)	3,900,000	3,900,000	3,900,000

Keltner Enterprises, LLC (5)	Distributor of automotive oils, chemicals and parts	Senior Subordinated Debt (14.0%, Due 12/11) (3)	3,850,000	3,850,000	3,850,000

L.A. Spas, Inc.	Manufacturer of above ground spas	Senior Subordinated Debt (15.5%, Due 1/10) (2) (3)	7,082,454	7,082,454	7,082,454

		Common Stock Warrants (4)		5,000	—

Metrologic Instruments, Inc.	Manufacturer of imaging and scanning equipment	Junior Secured Term Loan (11.8%, Due 12/14)	1,000,000	1,000,000	1,015,000

Company(1)	Industry	Investment	Principal	Cost	Value

Prince Mineral Company, Inc.	Manufacturer of pigments	Junior Secured Term Loan (10.3%, Due 12/12) (3)	11,450,000	11,450,000	11,450,000

		Senior Subordinated Debt (14.0%, Due 6/13) (2) (3)	11,832,778	11,832,778	11,832,778

Quartermaster, Inc.	Retailer of uniforms and tactical equipment to law enforcement and security professionals	Senior Secured Term Loan A (9.9%, Due 12/10) (3)	5,076,250	5,076,250	5,076,250

		Senior Secured Term Loan B (11.1%, Due 12/10) (3)	2,593,750	2,593,750	2,593,750

		Senior Secured Term Loan C (15.0%, Due 12/11) (2) (3)	3,223,630	3,223,630	3,223,630

R-O-M Corporation	Manufacturer of doors, ramps and bulk heads for fire trucks and food transportation	Revolving Line of Credit (10.0%, Due 2/13) (3)	200,000	200,000	200,000

		Senior Secured Term Loan A (8.4%, Due 2/13) (3)	8,000,000	8,000,000	8,000,000

		Senior Secured Term Loan B (9.6%, Due 5/13) (3)	8,550,000	8,550,000	8,550,000

		Senior Subordinated Debt (15.0%, Due 8/13) (2)	9,123,508	9,123,508	9,123,508

Sidump’r Trailer Company, Inc.	Manufacturer of side dump trailers	Revolving Line of Credit (10.8%, Due 1/11) (3)	630,000	630,000	630,000

		Senior Secured Term Loan A (8.9%, Due 1/11) (3)	2,520,000	2,520,000	2,520,000

		Senior Secured Term Loan B (11.9%, Due 1/11) (3)	2,338,250	2,338,250	2,338,250

		Senior Secured Term Loan C (14.0%, Due 7/11) (2) (3)	3,177,906	3,177,906	3,177,906

		Senior Subordinated Debt (12.0%, Due 1/12) (3)	75,000	75,000	75,000

		Preferred Stock (2)	82,369	82,369	82,369

		Common Stock (4)	25	25	50,900

Total Non-control/non-affiliate investments (represents 89.6% of total investments at fair value)				246,833,788	246,783,422

Total Investments				275,511,070	275,572,904

Unearned Income				(3,773,603)	(3,773,603)

Total Investments Net of Unearned Income				$271,737,467	$271,799,301

(1)	The Company does not “control,” and, except with respect to Aylward Enterprises, LLC and Smart, LLC, is not an “affiliate” of, any of its portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company “controls” a portfolio company if it owns 25% or more of its voting securities and is an “affiliate” of a portfolio company if the Company owns 5% or more of its voting securities.

(2)	Amount includes payment-in-kind (PIK) interest or dividends.

(3)	Pledged as collateral under the Company’s Securitization Facility. See Note 3 to Consolidated Financial Statements.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.
See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.
Consolidated Schedule of Investments
December 31, 2006

Company(1)	Industry	Investment	Principal	Cost	Value

Affiliate investments (5% to 25% owned):

Smart, LLC (5)	Provider of tuition management services	Senior Secured Term Loan A (10.4%, Due 6/11) (3)	$4,425,000	$4,425,000	$4,425,000

		Senior Secured Term Loan B (16.5%, Due 2/12) (2) (3)	3,541,605	3,541,605	3,541,605

		Membership Interest – Class B (4)		1,000,000	959,000

Total Affiliate investments (represents 3.4% of total investments at fair value)				8,966,605	8,925,605

Non-control/non-affiliate investments (less than 5% owned):

ADAPCO, Inc.	Distributor of specialty chemicals and contract application services	Senior Secured Term Loan A (10.9%, Due 6/11) (3)	$13,350,000	$13,350,000	$13,350,000

		Common Stock (4)		500,000	328,500

Agent Media Corporation	Publisher of insurance industry periodicals	Senior Secured Term Loan A (10.1%, Due 9/08) (3)	1,000,000	1,000,000	1,000,000

		Senior Secured Term Loan B (12.4%, Due 9/09) (3)	2,130,105	2,130,105	2,130,105

		Common Stock Warrants (4)		31,000	36,200

Allied Defense Group, Inc.	Diversified defense company	Common Stock Warrants (4)		463,168	505,800

Arrowhead General Insurance Agency, Inc.	Insurance agency and program specialist	Junior Secured Term Loan (12.6%, Due 2/13) (3)	5,000,000	5,000,000	5,075,000

Borga, Inc.	Manufacturer of pre-fabricated metal building systems	Senior Secured Term Loan A (8.9%, Due 3/09) (3)	1,208,500	1,208,500	1,208,500

		Senior Secured Term Loan B (11.9%, Due 5/10) (3)	1,810,250	1,810,250	1,810,250

		Senior Secured Term Loan C (16.0%, Due 5/10) (2) (3)	7,485,057	7,485,057	7,485,057

		Common Stock Warrants (4)		20,250	21,200

Caleel + Hayden, LLC	Provider of proprietary branded professional skincare and cosmetic products to physicians and spa communities	Senior Secured Term Loan A (8.1%, Due 11/10)	5,000,000	5,000,000	5,000,000

		Senior Secured Term Loan B (10.1%, Due 11/11) (3)	11,000,000	11,000,000	11,000,000

		Senior Subordinated Debt (14.5%, Due 11/12) (2) (3)	6,272,135	6,272,135	6,272,135

		Common Stock (4)		750,000	858,100

Company(1)	Industry	Investment	Principal	Cost	Value

Cheeseworks, Inc.	Distributor of specialty cheese and food products	Revolving Line of Credit (8.0%, Due 6/11) (3)	5,080,219	5,080,219	5,080,219

		Senior Secured Term Loan (11.0%, Due 6/11) (3)	11,845,374	11,845,374	11,845,374

Copperhead Chemical Company, Inc.	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt (15.3%, Due 11/10) (2) (3)	4,824,790	4,824,790	4,824,790

Dover Saddlery, Inc.	Equestrian products catalog retailer	Senior Subordinated Debt (11.5%, Due 9/09) (3)	3,000,000	3,000,000	3,000,000

		Common Stock Warrants (4)		148,200	171,200

Eight O’Clock Coffee Company	Manufacturer, distributor, and marketer of coffee	Junior Secured Term Loan (11.9%, Due 7/13) (3)	9,000,000	9,000,000	9,146,250

Employbridge Holding Company (5)	A provider of specialized staffing services	Junior Secured Term Loan (12.4%, Due 10/13) (3)	3,000,000	3,000,000	3,007,500

Encore Legal Solutions, Inc.	Legal document management services	Junior Secured Term Loan A (10.6%, Due 12/09) (3)	3,819,500	3,819,500	3,819,500

		Junior Secured Term Loan B (10.8%, Due 12/09) (3)	6,907,625	6,907,625	6,907,625

		Senior Subordinated Debt (15.0%, Due 5/10) (2) (3)	5,098,906	5,098,906	5,098,906

		Common Stock Warrants (4)		350,000	—

EXL Acquisition Corp.	Manufacturer of lab testing supplies	Senior Secured Term Loan A (8.6%, Due 3/11) (3)	7,100,000	7,100,000	7,100,000

		Senior Secured Term Loan B (9.1%, Due 3/12) (3)	2,382,000	2,382,000	2,382,000

		Senior Secured Term Loan D (15.0%, Due 3/12) (2) (3)	5,000,833	5,000,833	5,000,833

		Common Stock – Class A (4)		2,475	86,300

		Common Stock – Class B (2)		267,466	268,266

Fairchild Industrial Products, Co.	Manufacturer of industrial controls and power transmission products	Senior Secured Term Loan A (9.4%, Due 7/10) (3)	9,770,000	9,770,000	9,770,000

		Senior Secured Term Loan B (11.4%, Due 7/11) (3)	2,793,750	2,793,750	2,793,750

		Senior Subordinated Debt (15.5%, Due 7/11) (2)	5,368,427	5,368,427	5,368,427

		Preferred Stock – Class A (2)		399,401	399,401

		Common Stock – Class B (4)		121,598	80,400

Company(1)	Industry	Investment	Principal	Cost	Value

Impact Products, LLC	Distributor of janitorial supplies	Junior Secured Term Loan B (9.6%, Due 9/12) (3)	7,462,500	7,462,500	7,462,500

		Junior Secured Term Loan C (13.5%, Due 9/12) (2) (3)	5,596,938	5,596,938	5,596,938

Innovative Concepts in Entertainment, Inc.	Manufacturer of coin operated games	Senior Secured Term Loan A (9.4%, Due 2/11) (3)	5,550,000	5,550,000	5,550,000

		Senior Secured Term Loan B (9.9%, Due 2/11) (3)	3,582,000	3,582,000	3,582,000

		Senior Secured Term Loan C (13.0%, Due 8/11) (3)	3,900,000	3,900,000	3,900,000

Keltner Enterprises, LLC (5)	Distributor of automotive oils, chemicals and parts	Senior Subordinated Debt (14.0%, Due 12/11) (3)	3,850,000	3,850,000	3,850,000

L.A. Spas, Inc.	Manufacturer of above ground spas	Senior Subordinated Debt (15.5%, Due 1/10) (2) (3)	7,020,843	7,020,843	7,020,843

		Common Stock Warrants (4)		5,000	—

Natural Products Group, LLC (5)	Manufacturer and marketer of branded personal care products	Junior Secured Term Loan (11.9%, Due 12/13) (3)	4,000,000	4,000,000	4,040,000

Prince Mineral Company, Inc.	Manufacturer of pigments	Junior Secured Term Loan (10.3%, Due 12/12) (3)	11,475,000	11,475,000	11,475,000

		Senior Subordinated Debt (14.0%, Due 7/13) (2) (3)	11,803,278	11,803,278	11,803,278

Quartermaster, Inc.	Retailer of uniforms and tactical equipment to law enforcement and security professionals	Senior Secured Term Loan A (9.9%, Due 12/10) (3)	6,000,000	6,000,000	6,000,000

		Senior Secured Term Loan B (11.2%, Due 12/10) (3)	2,600,000	2,600,000	2,600,000

		Senior Secured Term Loan C (15.0%, Due 12/11) (2) (3)	3,199,633	3,199,633	3,199,633

R-O-M Corporation	Manufacturer of doors, ramps and bulk heads for fire trucks and food transportation	Revolving Line of Credit (9.1%, Due 12/09) (3)	1,500,000	1,500,000	1,500,000

		Senior Secured Term Loan A (9.0%, Due 12/09) (3)	2,958,000	2,958,000	2,958,000

		Senior Secured Term Loan B (9.4%, Due 12/10) (3)	3,374,500	3,374,500	3,374,500

		Senior Subordinated Debt (16.0%, Due 12/10) (2) (3)	7,082,680	7,082,680	7,082,680

Company(1)	Industry	Investment	Principal	Cost	Value

Robert Rothschild Farm, Inc.	Manufacturer of specialty food products	Senior Secured Term Loan B (9.1%, Due 7/11) (3)	4,500,000	4,500,000	4,500,000

		Senior Subordinated Debt (16.3%, Due 1/12) (2) (3)	4,902,868	4,902,868	4,902,868

Sidump’r Trailer Company, Inc.	Manufacturer of side dump trailers	Revolving Line of Credit (10.8%, Due 1/11) (3)	430,000	430,000	430,000

		Senior Secured Term Loan A (9.0%, Due 1/11) (3)	2,660,000	2,660,000	2,660,000

		Senior Secured Term Loan B (12.0%, Due 1/11) (3)	2,344,125	2,344,125	2,344,125

		Senior Secured Term Loan C (14.0%, Due 7/11) (2) (3)	3,161,694	3,161,694	3,161,694

		Senior Subordinated Debt (12.0%, Due 1/12) (3)	75,000	75,000	75,000

		Preferred Stock (2)	80,808	80,808	80,808

		Common Stock (4)	25	25	49,700

Stolle Machinery Company, LLC	Provider of capital equipment used in the production of aluminum or steel beverage and food cans	Junior Secured Term Loan (11.4%, Due 9/13)	500,000	500,000	502,500

Total Non-control/non-affiliate investments (represents 96.6% of total investments at fair value)				251,915,921	251,933,655

Total Investments				260,882,526	260,859,260

Unearned Income				(3,610,884)	(3,610,884)

Total Investments Net of Unearned Income				$257,271,642	$257,248,376

(1)	The Company does not “control,” and, except with respect to Smart LLC, is not an “affiliate” of, any of its portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company “controls” a portfolio company if it owns 25% or more of its voting securities and is an “affiliate” of a portfolio company if the Company owns 5% or more of its voting securities.

(2)	Amount includes payment-in-kind (PIK) interest or dividends.

(3)	Pledged as collateral under the Company’s Securitization Facility. See Note 3 to Consolidated Financial Statements.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.
See Notes to Consolidated Financial Statements

Patriot Capital Funding, Inc.
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Description of Business and Basis of Presentation
Description of Business
Patriot Capital Funding, Inc. (the “Company”) is a specialty finance company that provides customized financing solutions to small- to mid-sized companies. The Company typically invests in companies with annual revenues between $10 million and $100 million, and companies which operate in diverse industry sectors. Investments usually take the form of senior secured loans, junior secured loans and subordinated debt investments – which may contain equity or equity-related instruments. The Company’s equity co-investments are generally expected to be less than $2.0 million. The Company also offers “one-stop” financing, which typically includes a revolving credit line, one or more senior secured term loans and a subordinated debt investment.
The Company has elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”) and also elected to be treated as a business development company under the Investment Company Act of 1940, as amended.
Basis of Presentation
The accompanying consolidated financial statements reflect the consolidated accounts of the Company and its special purpose financing subsidiary, Patriot Capital Funding, LLC I, (see Note 3) with all significant intercompany balances eliminated. The financial results of the Company’s portfolio investments are not consolidated in the Company’s financial statements.
Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the December 31, 2006 consolidated financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. The adoption of FIN 48 did not have any impact on the Company’s results of operations or financial condition.
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. This statement addressed how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted, provided that financial statements for that fiscal year, including any interim periods within that fiscal year, have not been issued. The Company is currently evaluating the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations or financial condition.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS No. 159 which provides the Company with an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Company is currently evaluating this Statement, however, as its investments are stated at fair value, it does not anticipate that adoption will have a significant impact, if any, on its results of operations or financial condition.

Interest, Dividends, Fees, and Other Investment Income
Interest and dividend income is recognized as revenue when earned according to the terms of the investment, and when in the opinion of management, it is collectible. Premiums paid and discounts obtained, including discounts in the form of fees, are amortized to interest income over the estimated life of the investment using the interest method. Fees consist principally of loan and arrangement fees, annual administrative fees, unused fees, prepayment fees, amendment and waiver fees. Other investment income consists principally of the recognition of unamortized deferred financing fees received from portfolio companies on the repayment of their debt facility.
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
Dividends and distributions which exceed net investment income and net realized capital gains for financial reporting purposes but not for tax purposes are reported as distributions in excess of net investment income and net realized capital gains, respectively. To the extent that they exceed net investment income and net realized gains for tax purposes, they are reported as distributions of paid-in capital (i.e., return of capital).
Reclassifications
Certain prior period amounts have been reclassified to the current presentation.
Note 2. Investments
At March 31, 2007 and December 31, 2006, investments consisted of the following:

	March 31, 2007		December 31, 2006
	Cost	Fair Value	Cost	Fair Value
Commercial loans	$270,206,299	$270,472,549	$256,743,135	$257,014,385
Investments in equity securities	5,304,771	5,100,355	4,139,391	3,844,875

Subtotal	275,511,070	275,572,904	260,882,526	260,859,260
Unearned income	(3,773,603)	(3,773,603)	(3,610,884)	(3,610,884)

Total	$271,737,467	$271,799,301	$257,271,642	$257,248,376

At March 31, 2007 and December 31, 2006, $95.2 million and $102.7 million, respectively, of the Company’s portfolio investments at fair value were at fixed rates, which represented approximately 35% and 39%, respectively, of the Company’s total portfolio of investments at fair value. The Company generally structures its subordinated debt at fixed rates, while most of its senior secured and junior secured loans are at variable rates determined on the basis of a benchmark LIBOR or prime rate. The Company’s loans generally have stated maturities ranging from 4 to 7.5 years.
At March 31, 2007 and December 31, 2006, the Company had equity investments and warrant positions designed to provide the Company with an opportunity for an enhanced internal rate of return. These instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains. During the three months ended March 31, 2007, the Company realized a gain of $6,000 on the sale of one portfolio debt investment. During the three months ended March 31, 2006, the Company did not realize any gains or losses on its investment portfolio. During the three months ended March 31, 2007 and 2006, the Company recorded unrealized appreciation (depreciation) of $85,000 and ($804,000), respectively.

The composition of the Company’s investments as of March 31, 2007 and December 31, 2006 at cost and fair value was as follows, excluding unearned income:

	March 31, 2007				December 31, 2006
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Senior Secured Debt	$153,716,276	55.8%	$153,716,276	55.8%	$140,682,645	53.9%	$140,682,645	53.9%
Junior Secured Debt	53,308,918	19.4	53,575,168	19.4	56,761,563	21.8	57,032,813	21.9
Subordinated Debt	63,181,105	22.9	63,181,105	22.9	59,298,927	22.7	59,298,927	22.7
Warrants / Equity	5,304,771	1.9	5,100,355	1.9	4,139,391	1.6	3,844,875	1.5

Total	$275,511,070	100.0%	$275,572,904	100.0%	$260,882,526	100.0%	$260,859,260	100.0%

(1)	Represents percentage of total portfolio.
The composition of the Company’s investment portfolio by industry sector, excluding unearned income, as of March 31, 2007 and December 31, 2006 at cost and fair value was as follows:

	March 31, 2007				December 31, 2006
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Manufacturing	$151,427,987	54.9%	$151,989,989	55.1%	$118,031,907	45.2%	$118,274,709	45.3%
Distribution	47,449,331	17.2	47,279,131	17.1	47,685,031	18.3	47,513,531	18.2
Service	34,109,174	12.4	33,860,174	12.3	33,142,636	12.7	32,834,136	12.6
Consumer / Retail Goods	39,150,305	14.2	39,322,105	14.3	58,398,679	22.4	58,564,779	22.5
Publishing	2,911,105	1.1	2,918,005	1.1	3,161,105	1.2	3,166,305	1.2
Defense	463,168	0.2	203,500	0.1	463,168	0.2	505,800	0.2

Total	$275,511,070	100.0%	$275,572,904	100.0%	$260,882,526	100.0%	$260,859,260	100.0%

(1)	Represents percentage of total portfolio.
Note 3. Borrowings
On September 18, 2006, the Company, through a consolidated wholly-owned bankruptcy remote, special purpose subsidiary, entered into an amended and restated securitization revolving credit facility (the “Securitization Facility”), with an entity affiliated with BMO Capital Markets Corp. (formerly Harris Nesbitt Corp). The Securitization Facility allows the special purpose subsidiary to borrow up to $140.0 million through the issuance of notes to a multi-seller commercial paper conduit administered by the affiliated entity. The Securitization Facility is secured by all of the loans held by the special purpose subsidiary. The Securitization Facility bears interest at the commercial paper rate plus 1.35% and allows the special purpose subsidiary to make draws under the Securitization Facility until July 23, 2009, unless extended prior to such date for an additional 364-day period with the consent of the lender. If the Securitization Facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period following July 23, 2009 and interest will accrue on outstanding borrowings under the Securitization Facility at the prime rate plus 2.0%. The Securitization Facility provides for the payment to the lender of a monthly fee equal to 0.25% per annum on the unused amount of the Securitization Facility. The Company can use the proceeds of the Securitization Facility to fund loan origination activities and for general corporate purposes. Each loan origination under the Securitization Facility will be subject to the satisfaction of certain conditions. The predecessor securitization revolving credit facility to the Securitization Facility: (i) allowed our special purpose subsidiary to make draws under the Securitization Facility until July 24, 2008, unless extended prior to such date for an additional 364-day period with the consent of the lender thereto; (ii) bore interest at the commercial paper rate plus 1.75%, (iii) provided that in the event that the Securitization Facility was not extended, any principal amounts then outstanding would be amortized over a 24-month period following July 24, 2008 and interest would accrue on outstanding borrowings under the Securitization Facility at the prime rate plus 2.0%; and (iv) contained more stringent restrictions regarding certain loan concentrations. At March 31, 2007 and December 31, 2006, $80.4 million and $98.4 million, respectively of borrowings were outstanding under the Securitization Facility. At March 31, 2007, the interest rate was 6.7%. Interest expense for the three months ended March 31, 2007 and 2006 consisted of the following:

	Three Months Ended March 31,
	2007	2006
Interest charges	$1,401,562	$813,005
Amortization of debt issuance costs	70,059	100,605
Unused facility fees	34,591	55,521

Total	$1,506,212	$969,131

The Securitization Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum yields on funded loans. The Securitization Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Securitization Facility. In connection with the origination of the Securitization Facility, the Company incurred $1.3 million of fees and legal costs which are being amortized over the term of the Securitization Facility.
In March and December of 2006, the Company, through our special purpose subsidiary, entered into interest rate swap agreements. The swap agreement entered into in March 2006 is at a fixed rate of 5.04% on an initial notional amount of $20.0 million, for five years. The December 2006 swap agreement is at a fixed rate of 4.84% on an initial notional amount of $3.5 million, for five years. The swaps were put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. For the three months ended March 31, 2007 and 2006, net unrealized gains (losses) attributed to the swaps were approximately ($63,000) and $49,000. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower rates with respect to the outstanding borrowings.
Note 4. Stock Option Plan
During 2005, the Company established a stock option plan (the “Plan”) and reserved 1,341,748 shares of common stock for issuance under the Plan. In June, 2006, the stockholders approved the issuance of an additional 1,089,929 shares of the Company’s common stock upon exercise of options to be granted under the Plan. On June 26, 2006, options to purchase a total of 903,000 shares of common stock were granted to the Company’s executive officers and employees with an exercise price of $10.97 per share (the closing market price of the common stock at date of grant). Such options vest equally, on a monthly basis, over three years from the date of grant and have a ten-year exercise period. On February 23, 2007, options to purchase a total of 227,181 shares of common stock were granted to the Company’s executive officers and employees with an exercise price of $14.38 per share (the closing market price of the common stock at date of grant). Such options vest equally, on a monthly basis, over three years from the date of grant and have a ten-year exercise period. As of March 31, 2007, 2,431,677 options were outstanding, 666,000 of which were exercisable. The options have a weighted average remaining contractual life of 8.8 years, a weighted average exercise price of $12.91, and an aggregate intrinsic value of approximately $3.2 million.
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
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” (“SFAS 123R”). The Company has elected the “modified prospective method” of transition as permitted by SFAS 123R. Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. For shares granted in 2006, this model used the following assumptions: annual dividend rate of 9.2%, risk free interest rate of 5.3%, expected volatility of 21%, and the expected life of the options of 6.5 years. For shares granted in 2007, this model used the following assumptions: annual dividend rate of 8.3%, risk free interest rate of 4.7%, expected volatility of 20%, and the expected life of the options of 6.5 years. For 2006 and 2007 grants, the Company calculated its expected term assumption using guidance provided by SEC Staff Accounting Bulletin 107 (“SAB 107”). SAB 107 allows companies to use a simplified expected term calculation in instances where no historical experience exists, provided that the companies meet specific criteria which were met by the Company. Expected volatility was based on historical volatility of similar entities whose share prices and volatility were available.
Assumptions used with respect to future grants may change as the Company’s actual experience may be different. The fair value of options granted in 2007 and 2006 was approximately $0.99 and $0.74, respectively, using the Black-Scholes option pricing model. The Company has adopted the policy of recognizing compensation cost for options with graded vesting on a straight-line basis over the requisite service period for the entire award. For the three months ended March 31, 2007 and 2006, the Company recorded compensation expense related to stock options of approximately $159,000 and $98,000, respectively, which is included in compensation expense in the consolidated statements of operations. The Company does not record the tax benefits associated with the expensing of stock options since the Company elected to be treated as a RIC under Subchapter M of the Internal Revenue Code and as such, the Company is not subject to federal income tax on the portion of taxable income and gains distributed to stockholders, provided that at least 90% of its annual taxable income is distributed. As of March 31, 2007, there was $1.2 million of unrecognized compensation cost related to unvested options which is expected to be recognized over 2.9 years.

Note 5. Earnings Per Share and Common Stock
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
Basic:
Net income	$5,373,217	$2,954,398

Weighted average common shares outstanding	17,532,896	12,136,655
Earnings per common share, basic	$0.31	$0.24

Diluted:
Net income	$5,373,217	$2,954,398

Weighted average common shares outstanding	17,532,896	12,136,655
Dilutive effect of stock options	191,130	—

Weighted average common shares and common stock equivalents	17,724,026	12,136,655

Earnings per common share, diluted	$0.30	$0.24
For purposes of calculating diluted earnings per common share, 903,000 outstanding stock options are included in diluted earnings per common share using the treasury stock method. For the remaining 1.5 million outstanding stock options, the exercise price exceeded the average market price of shares of common stock during the period, and accordingly, were not included in calculation of diluted earnings per common share.
On June 14, 2006, the Company closed a follow-on public offering of 3,600,000 shares of common stock and received gross proceeds of $39.1 million less underwriters’ commissions and discounts, and fees of $2.4 million.
On January 26, 2007, the Company closed a shelf offering of 2,370,000 shares of common stock and received gross proceeds of $33.7 million less underwriters’ commissions and discounts, and fees of approximately $2.0 million.
The Company, during 2005, established a dividend reinvestment plan, and during the three months ended March 31, 2007 and the year ended December 31, 2006, issued 31,523 and 85,339 shares, respectively, in connection with dividends paid. The following table reflects the Company’s dividends paid since January 1, 2006:

Date Declared	Record Date	Payment Date	Amount
February 23, 2007	March 15, 2007	April 18, 2007	$0.32
November 10, 2006	December 15, 2006	January 17, 2007	$0.31
August 7, 2006	September 15, 2006	October 17, 2006	$0.31
May 9, 2006	June 2, 2006	July 17, 2006	$0.29
February 28, 2006	March 21, 2006	April 11, 2006	$0.29
Note 6. Commitments and Contingencies
The balance of unused commitments to extend credit was $27.4 million and $27.0 million at March 31, 2007 and December 31, 2006, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as contingent investment draws, revolving credit arrangements or similar transactions. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the counterparty. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
In connection with borrowings under the Securitization Facility, the Company’s special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions. The Company has agreed to guarantee the payment of certain swap breakage costs that may be payable by the Company’s special purpose subsidiary in connection with any such interest rate swap agreements or other interest rate hedging transactions (see “Note 3. Borrowings”).
The Company leases its corporate offices and certain equipment under operating leases with terms expiring in 2011. Future minimum lease payments due under operating leases at March 31, 2007 are as follows: $174,000 – remainder of 2007, $237,000 – 2008, $241,000 – 2009, $247,000 – 2010, $21,000 – 2011. Rent expense was approximately $56,000, for each of the three months ended March 31, 2007 and 2006. At March 31, 2007, the Company had an outstanding letter of credit in the amount of $38,000 as security deposit for the lease of the Company’s corporate offices.

Note 7. Concentrations of Credit Risk
The Company’s portfolio companies are primarily small- to mid-sized companies that operate in a variety of industries.
At March 31, 2007 and December 31, 2006, the Company’s two largest investments combined (as a percentage of commitments) represented approximately 17%, during both periods, of the total investment portfolio. Investment income, consisting of interest, dividends, fees, and other investment income. Revenue recognition in any given year can be highly concentrated among several customers. During the three months ended March 31, 2007, the Company did not record investment income from any portfolio company in excess of 10.0% of total investment income. During the three months ended March 31, 2006, investment income from one portfolio company accounted for 18.6% of total investment income.
Note 8. Income Taxes
Effective August 1, 2005, the Company elected to be treated as a RIC. The Company’s first RIC tax year ended on July 31, 2006 and its next RIC tax year will end on July 31, 2007. The Company’s policy is to comply with the requirements of the Code that are applicable to RICs and to distribute substantially all of its taxable income to its stockholders. To date, the Company has fully met all of the distribution requirements and other requirements of Subchapter M, therefore, no federal, state or local income tax provision is required.
Distributable taxable income for the period January 1, 2007 through March 31, 2007 and for the period August 1, 2006 (beginning of the current RIC tax year) through March 31, 2007 is as follows:

	January 1, 2007	August 1, 2006
	to	to
	March 31, 2007	March 31, 2007
GAAP net investment income	$5,345,000	$12,232,000
Tax timing differences of:
Origination fees, net	315,000	772,000
Stock compensation expense, bonus accruals, original issue discount and other	(1,136,000)	(155,000)

Tax distributable income	$4,524,000	$12,849,000

Distributable taxable income differs from GAAP net investment income primarily due to: (1) origination fees received in connection with investments in portfolio companies which are treated as taxable income upon receipt; (2) certain stock compensation and other bonus accruals which are not currently deductible for tax purposes; (3) certain debt investments that generate original issue discount; and (4) depreciation and amortization.
Dividends which exceed tax distributable income (tax net investment income and realized gains, if any) are reported as distributions of capital stock in excess of par (i.e. return of capital). The taxability of the dividends made in the period August 1, 2006 through March 31, 2007 will be determined by the Company’s tax earnings and profits for its tax fiscal year ending July 31, 2007. As of March 31, 2007, the Company estimates that 100% of the April 18, 2007, January 17, 2007 and October 17, 2006 dividends will be treated as ordinary income.
The tax cost basis of the Company’s investments as of March 31, 2007 and December 31, 2006 approximates the book cost. There were no capital gain distributions in either 2007 or 2006.
At March 31, 2007, the Company has a net capital loss carryforward, of $3.3 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will expire in the Company’s tax fiscal year ending July 31, 2014.
Note 9. Financial Highlights

	For the Three Months Ended
	March 31,
	2007	2006
Per Share Data:
Net asset value at beginning of period	$10.37	$10.48
Net investment income	.31	.31
Net change in unrealized appreciation (depreciation) on investments	.01	(.07)
Effect of issuance of common stock	.39	—
Distributions from net investment income	(.31)	(.29)
Distributions in excess of net investment income	(.03)	—
Stock based compensation expense	.01	.01

Net asset value at end of period	$10.75	$10.44

	For the Three Months Ended
	March 31,
	2007	2006
Total net asset value return (1)	6.9%	5.1%

Per share market value, Beginning of Period	$14.49	$12.20
Per share market value, End of Period	$14.20	$12.50

Total market value return (2)	0.3%	4.8%

Shares outstanding at end of period	18,223,517	12,136,655

Ratios and Supplemental Data:
Net assets at end of period	$195,979,000	$126,685,000
Average net assets	195,963,000	127,885,000
Ratio of operating expenses to average net assets (annualized)	7.4%	7.9%
Ratio of net investment income (loss) to average net assets (annualized)	10.9%	11.6%
Average borrowings outstanding	$84,855,000	$50,356,000
Average amount of borrowings per share	$4.66	$4.15

(1)	The total net asset value return (not annualized) reflects the change in net asset value of a share of stock, plus dividends.

(2)	The total market value return (not annualized) reflects the change in the ending market value per share plus dividends, divided by the beginning market value per share.
Note 10. Subsequent Events
During April 2007, the Company committed an additional $1.0 million investment in Metrologic Instruments, Inc., an existing portfolio company.
On April 30, 2007, the Board of Directors declared a cash dividend of $0.32 per share, payable on July 17, 2007 to stockholders of record as of the close of business June 15, 2007. Such cash dividend is payable on total shares issued and outstanding on the record date.
On May 1, 2007, the Company closed two additional financings totaling $21.7 million in gross investment commitments. The first was a $14.0 million “one-stop” financing comprised of a senior secured revolver, senior secured term debt and senior subordinated debt. Funded debt at close was $13.0 million. The Company also invested $750,000 of equity as part of this transaction. The second financing was a $6.9 million investment comprised of $4.1 million in senior subordinated debt and $2.8 million in equity. The full $6.9 million was funded at close. Both of these investments closed during the week of April 30, 2007.
On May 2, 2007, the company, through its special purpose subsidiary, entered into an amendment to the Securitization Facility that lowered the interest rate payable on any outstanding balances under the Securitization Facility during the period of time we are permitted to make draws under the Securitization Facility from the commercial paper rate plus 1.35% to the commercial paper rate plus 1.00%. The amendment also reduced or eliminated certain restrictions pertaining to certain loan concentrations.

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
     In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our 2006 annual report on Form 10-K. Other factors that could cause actual results to differ materially include:
•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism; and

•	future changes in laws or regulations and conditions in our operating areas.
     We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
Portfolio Composition
     Our primary business is lending to and investing in small- to mid-sized businesses through investments in senior secured loans, junior secured loans, subordinated debt investments and equity-based investments, including warrants. The fair value of our portfolio (excluding unearned income of $3.8 million and $3.6 million at March 31, 2007 and December 31, 2006, respectively) was $275.6 million and $260.9 million at March 31, 2007 and December 31, 2006, respectively. The increase in the value of our portfolio each period was primarily attributable to newly-originated investments.

     Total portfolio investment activity (excluding unearned income) as of and for the three months ended March 31, 2007 and the year ended December 31, 2006 was as follows:

	March 31, 2007	December 31, 2006
Beginning portfolio at fair value	$260,859,260	$141,390,954
Investments in debt securities	56,036,250	154,876,598
Investments in equity securities	1,250,000	3,074,997
Investment repayments	(38,654,654)	(37,627,269)
Increase in payment-in-kind interest/dividends	840,698	2,424,927
Sale of investments	(4,843,750)	(7,098,878)
Increase in fair value of investments	85,100	3,817,931

Ending portfolio at fair value	$275,572,904	$260,859,260

     As of March 31, 2007 and December 31, 2006, the composition of our portfolio at fair value (excluding unearned income) was as follows:

	March 31, 2007		December 31, 2006
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio
Senior secured revolving lines of credit	$8,135,219	3.0%	$7,010,219	2.7%
Senior secured term loans	145,581,057	52.8	133,672,426	51.2
Junior secured term loans	53,575,168	19.4	57,032,813	21.9
Senior subordinated debt	63,181,105	22.9	59,298,927	22.7
Investments in equity securities	5,100,355	1.9	3,844,875	1.5

Totals	$275,572,904	100.0%	$260,859,260	100.0%

     For the three months ended March 31, 2007 and year ended December 31, 2006, the weighted average yield on all of our outstanding debt investments was approximately 13.0% and 13.4%, respectively. The weighted average balance of our debt investment portfolio during the three months ended March 31, 2007 was $265.5 million up from $231.5 million during the fourth quarter of 2006. Yields are computed using actual interest income earned for the year (annualized for the three months ended March 31, 2007), including amortization of loan fees and original issue discount, divided by the weighted average fair value of debt investments. The yield during the three months ended March 31, 2007 was positively impacted by the recognition of deferred financing fees received from five of our portfolio companies as a result of either the repayment of their entire outstanding debt, sale of debt or reduction of available credit. For the three months ended March 31, 2007, the weighted average yield on all of our outstanding debt investments was approximately 12.4%, excluding the impact of the unamortized deferred financing fees. The amount of deferred financing fees recognized during the three months ended March 31, 2007 and 2006 totaled $384,000 and 713,000. As of March 31, 2007 and December 31, 2006, $95.2 million and $102.7 million, respectively, of our portfolio investments at fair value (excluding unearned income) were at fixed interest rates, which represented approximately 35% and 39%, respectively, of our total portfolio of investments at fair value (excluding unearned income). We generally structure our subordinated debt investments at fixed rates while many of our senior secured and junior secured loans are, and will be, at variable rates.
     In March and December of 2006, we, through our special purpose subsidiary, entered into interest rate swap agreements. Our swap agreement entered into in March 2006 is at a fixed rate of 5.04% on an initial notional amount of $20.0 million, for five years, and our December 2006 swap agreement is at a fixed rate of 4.84% on an initial notional amount of $3.5 million, for five years. The swaps were put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. For the three months ended March 31, 2007 and 2006, net unrealized gains (losses) attributed to the swaps were approximately ($63,000) and $49,000. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower rates with respect to the outstanding borrowings.

     At March 31, 2007 and December 31, 2006, our equity investments consisted of common and preferred stock, LLC membership interests and warrants to acquire equity interests in certain of our portfolio companies. Warrants to acquire equity interests allow us to participate in the potential appreciation in the value of the portfolio company, while minimizing the amount of upfront cost to us.
     As of March 31, 2007 and December 31, 2006, the composition of our investment portfolio by industry sector, (excluding unearned income) at cost and fair value was as follows:

	March 31, 2007				December 31, 2006
	Cost	%(1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Manufacturing	$151,427,987	54.9%	$151,989,989	55.1%	$118,031,907	45.2%	$118,274,709	45.3%
Distribution	47,449,331	17.2	47,279,131	17.1	47,685,031	18.3	47,513,531	18.2
Service	34,109,174	12.4	33,860,174	12.3	33,142,636	12.7	32,834,136	12.6
Consumer / Retail Goods	39,150,305	14.2	39,322,105	14.3	58,398,679	22.4	58,564,779	22.5
Publishing	2,911,105	1.1	2,918,005	1.1	3,161,105	1.2	3,166,305	1.2
Defense	463,168	0.2	203,500	0.1	463,168	0.2	505,800	0.2

Total	$275,511,070	100.0%	$275,572,904	100.0%	$260,882,526	100.0%	$260,859,260	100.0%

(1)	Represents percentage of total portfolio.
      At March 31, 2007 and December 31, 2006, our two largest combined investments (as a percentage of commitments) represented approximately 17%, during both periods, of the total investment portfolio at fair value. Revenue recognition in any given period can be highly concentrated among several portfolio companies. During the three months ended March 31, 2007, the Company did not record investment income from any portfolio company in excess of 10.0% of total investment income. During the three months ended March 31, 2006, investment income from one portfolio company accounted for approximately 19% of total investment income.
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
     The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Investments at	Percentage of	Investments at	Percentage of
Investment Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	$27,782,181	10.3%	$22,689,633	8.8%
2	206,146,334	76.2	198,127,878	77.1
3	36,544,034	13.5	36,196,874	14.1
4	—	—	—	—
5	—	—	—	—

Totals	$270,472,549	100.0%	$257,014,385	100.0%

Loans and Debt Securities on Non-Accrual Status
     At March 31, 2007 and December 31, 2006, none of our loans or debt securities were on non-accrual status.

Results of Operations
     The principal measure of our financial performance is net income (loss) which includes net investment income (loss) and net realized and unrealized gain (loss). Net investment income (loss) is the difference between our income from interest, dividends, fees, and other investment income and our operating expenses. Net realized and unrealized gain (loss) is comprised of the following: 1) net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost; 2) net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio; 3) net unrealized gain (loss) on interest rate swap is the net change in the fair value of our swap agreements.
Comparison for the three months ended March 31, 2007 and 2006
     Total Investment Income
     Total investment income included interest and dividend income on our investments, fee income and other investment income. Fee income consists principally of loan and arrangement fees, annual administrative fees, unused fees, prepayment fees, amendment and waiver fees. Other investment income consists primarily of the accelerated recognition of deferred financing fees received from our portfolio companies on the repayment or termination of the related outstanding debt.
     Total investment income for the three months ended March 31, 2007 and 2006, was $9.0 million and $6.2 million, respectively. For the three months ended March 31, 2007, this amount consisted of interest income of $79,000 from cash and cash equivalents, $8.1 million of interest and dividend income from portfolio investments (which included $841,000 in payment-in-kind or PIK interest and dividends), $395,000 in fee income and $384,000 in other investment income. For the three months ended March 31, 2006, this amount primarily consisted of interest income of $149,000 from cash and cash equivalents, $5.4 million of interest income from portfolio investments (which included $552,000 in PIK interest), $70,000 in fee income and $713,000 in other investment income.
     The increase in our total investment income for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily attributable to an increase in the weighted average fair value balance outstanding of our interest-bearing investment portfolio during the quarter ended March 31, 2007. During the three months ended March 31, 2007, the weighted average fair value balance outstanding of our interest-bearing investment portfolio was approximately $265.5 million as compared to approximately $156.7 million during the three months ended March 31, 2006.
     Expenses
     Expenses included compensation expense, interest on our outstanding indebtedness, professional fees, and general and administrative expenses.
     Expenses for the three months ended March 31, 2007 and 2006, were $3.6 million and $2.5 million, respectively. Expenses increased for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 by approximately $1.1 million, primarily as a result of higher compensation expense which increased by $351,000, higher interest expense which increased by $537,000, higher professional fees which increased by $69,000, and higher general and administrative expenses which increased by $162,000. The higher compensation expense was attributable to an increase in non-cash stock option compensation of $61,000 due to granting of additional stock options and increased compensation expense associated with increased bonus accruals and higher salaries for new and existing employees. The increase in interest expense was attributable to an increase in weighted average borrowings outstanding, which were approximately $84.9 million during the three months ended March 31, 2007 compared to $50.4 million during the three months ended March 31, 2006. Such borrowings were used primarily to fund investments. The increase in general and administrative expenses were primarily due to increases in the following: insurance, depreciation and software costs.
     Realized Gain (Loss) on Sale of Investments
     Net realized gain (loss) on sale of investments is the difference between the proceeds received from dispositions of portfolio investments and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized. During the three months ended March 31, 2007, we sold our investment in Stolle Machinery Company, LLC and realized a gain of $6,000. We did not realize any gains or losses on the sale of our portfolio investments during the three months ended March 31, 2006.

     Net Change in Unrealized Appreciation or Depreciation on Investments
     We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to our valuation policy and a consistently applied valuation process. At March 31, 2007, and December 31, 2006, portfolio investments recorded at fair value (including unearned income) were approximately 95.7% and 95.1%, respectively, of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments.
     There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We specifically value each individual investment on a quarterly basis. We record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and/or our equity security has also appreciated in value. Changes in fair value are recorded in the statement of operations as net change in unrealized appreciation or depreciation.
     We received valuation assistance from the independent valuation firm, Duff & Phelps, LLC, on a portion of our investment portfolio at March 31, 2007 and on our entire investment portfolio at March 31, 2006.
      Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when such investments are paid in full or sold. During the three months ended March 31, 2007, we recorded net unrealized appreciation of $85,000 on our investments and during the three months ended March 31, 2006 we recorded net unrealized depreciation of $804,000 on our investments.
     Unrealized Loss on Interest Rate Swap
      Net unrealized loss on interest rate swap represents the change in value of the swap agreements. For the three months ended March 31, 2007, we recorded an unrealized loss of approximately $63,000 on our interest rate swap agreements. During the three months ended March 31, 2006, we recorded an unrealized gain of approximately $49,000 on our interest rate swap agreements.
     Net Income
     Net income was $5.4 million for the quarter ended March 31, 2007 as compared to $3.0 million for the quarter ended March 31, 2006.
Financial Condition, Liquidity and Capital Resources
Cash, Cash Equivalents and Restricted Cash
      At March 31, 2007 and December 31, 2006, we had $4.8 million and $4.2 million, respectively, in cash and cash equivalents. In addition, at March 31, 2007 and December 31, 2006, we had $4.0 million and $5.1 million, respectively, in restricted cash which we maintained in accordance with the terms of our $140.0 million amended and restated securitization revolving credit facility with an entity affiliated with BMO Capital Markets Corp. (formerly known as Harris Nesbitt Corp.). A portion of these funds were released or available to us on April 12, 2007.
      For the three months ended March 31, 2007, net cash provided by operating activities totaled $3.9 million, compared to net cash provided by operating activities of $2.1 million for the comparable 2006 period. This change was due primarily to an increase in net income and due to a decrease in interest receivable, offset by an increase in unrealized appreciation on investments, an increase in payment-in-kind interest and dividends, a decrease in interest payable and a decrease in accounts payable, accrued expenses and other. Cash used for investing activities totaled $13.8 million and $35.6 million for the three months ended March 31, 2007 and 2006, respectively. This change was principally due to higher investment origination in 2007 of $5.8 million, offset by an increase of $22.3 million in loan prepayments and amortization and an increase in proceeds from investment sales of $5.3 million. Cash provided by financing activities totaled $10.4 million and $35.4 million in the three months ended March 31, 2007 and 2006, respectively. This change was principally due to a net decrease of $48.8 million in our borrowings, a decrease in restricted cash of $3.4 million and an increase in dividends paid in the amount of $4.5 million, offset by an increase in net proceeds from the sale of our common stock of $31.7 million.

Liquidity and Capital Resources
      On June 14, 2006, the Company closed a follow-on public offering of 3,600,000 shares of common stock and received gross proceeds of $39.1 million less underwriters’ commissions and discounts, and fees of $2.4 million. On January 26, 2007, the Company closed a shelf offering of 2,370,000 shares of common stock and received gross proceeds of $33.7 million less underwriters’ commissions and discounts, and fees of approximately $2.0 million.
     We expect our cash on hand, borrowings under our current and future debt agreements, including our securitization revolving credit facility, equity financings, and cash generated from operations, including income earned from investments in our portfolio companies and, to a lesser extent, the temporary investments of cash in U.S. government securities and other high-quality debt investments that mature in one year or less, to be adequate to meet our cash needs at our current level of operations. Our securitization revolving credit facility contains certain requirements, including, but not limited to, minimum diversity, rating and yield, and limitations on loan size. These requirements may limit our ability to fund certain new originations with advances under the facility, in which case we will seek to fund originations using new debt or equity financings, which may or may not be available on favorable terms, if at all.
     In order to satisfy the requirements applicable to RICs under Subchapter M of the Code, we intend to continue distributing to our stockholders substantially all of our taxable income. Taxable income generally differs from net income (loss) for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Taxable income includes cash fees collected and non-cash items, such as PIK interest. Cash collections of income resulting from PIK interest generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense. See “– Regulated Investment Company Status and Dividends.”
     In addition, as a business development company, we generally are required to meet a coverage ratio of total assets less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. As of March 31, 2007, this ratio was 344%. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
Borrowings
     Securitization Revolving Credit Facility. On September 18, 2006, we, through a consolidated wholly-owned bankruptcy remote, special purpose subsidiary of ours, entered into an amended and restated securitization revolving credit facility (the “Securitization Facility”), with an entity affiliated with BMO Capital Markets Corp. (formerly Harris Nesbitt Corp). The Securitization Facility allows our special purpose subsidiary to borrow up to $140.0 million through the issuance of notes to a multi-seller commercial paper conduit administered by the affiliated entity. The Securitization Facility is secured by all of the loans held by our special purpose subsidiary. The Securitization Facility bears interest at the commercial paper rate plus 1.35% and allows our special purpose subsidiary to make draws under the Securitization Facility until July 23, 2009, unless extended prior to such date for an additional 364-day period with the consent of the lender. If the Securitization Facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period following July 23, 2009 and interest will accrue on outstanding borrowings under the Securitization Facility at the prime rate plus 2.0%. The Securitization Facility also relaxed certain restrictions on loan concentrations that were included in the predecessor facility. The Securitization Facility provides for the payment to the lender of a monthly fee equal to 0.25% per annum on the unused amount of the Securitization Facility. We will use the proceeds of the Securitization Facility to fund our loan origination activities and for general corporate purposes. Each loan origination under the Securitization Facility will be subject to the satisfaction of certain conditions. We cannot assure you that we will be able to borrow funds under the Securitization Facility at any particular time or at all. As of March 31, 2007, $80.4 million was outstanding under the Securitization Facility.
     The predecessor securitization revolving credit facility to the Securitization Facility: (i) allowed our special purpose subsidiary to make draws under the Securitization Facility until July 24, 2008, unless extended prior to such date for an additional 364-day period with the consent of the lender thereto; (ii) bore interest at the commercial paper rate plus 1.75%, (iii) provided that in the event that the Securitization Facility was not extended, any principal amounts then outstanding would be amortized over a 24-month period following July 24, 2008 and interest would accrue on outstanding borrowings under the Securitization Facility at the prime rate plus 2.0%; and (iv) contained more stringent restrictions regarding certain loan concentrations.
     In March and December of 2006, we, through our special purpose subsidiary, entered into interest rate swap agreements. Our swap agreement entered into in March 2006 is at a fixed rate of 5.04%, on an initial notional amount of $20 million, for five years, and our December 2006 swap agreement is at a fixed rate of 4.84%, on an initial notional amount of $3.5 million, for five years. The swaps were put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. For the three months ended March 31, 2007 and 2006, net unrealized gains (losses) attributed to the swaps were approximately ($63,000) and $49,000. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower rates with respect to the outstanding borrowings.
     See “Recent Developments” for a discussion of the May 2, 2007 amendment to the Securitization Facility.

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
     To obtain and maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute, with respect to each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. We intend to make distributions to our stockholders on a quarterly basis of substantially all of our annual taxable income (which includes our taxable interest and fee income). We currently intend to retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. During the three months ended March 31, 2007, we realized a capital gain of approximately $6,000. During the three months ended March 31, 2006, we did not realize any capital gains. In addition, at March 31, 2007, the Company’s realized loss carryforwards totaled $3.3 million which will be available to offset capital gains until July 31, 2014. To the extent our taxable earnings for a fiscal tax year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.
     We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the Investment Company Act of 1940 and due to provisions in our credit facility. If we do not distribute a certain percentage of our taxable income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.
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
     The fair value of our investments at March 31, 2007 and December 31, 2006 was determined by our board of directors. We received valuation assistance from our independent valuation firm, Duff & Phelps, LLC, on a portion of our investment portfolio.
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
Payment-in-Kind or PIK Interest and Dividends
     We include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind or PIK interest or dividends, which represents either contractually deferred interest added to the loan balance that is generally due at the end of the loan term or contractually deferred dividends added to our equity investment in the portfolio company. We will cease accruing PIK interest if we do not expect the portfolio company to be able to pay all principal and interest due, and we will cease accruing PIK dividends if we do not expect the portfolio company to be able to make PIK dividend payments in the future. In certain cases, a portfolio company makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a portfolio company’s loan can increase while the total outstanding amount of the loan to that portfolio company may stay the same or decrease. Accrued PIK interest and dividends represented $3.0 million or 1.1% of our portfolio of investments at fair value (excluding unearned income) as of March 31, 2007 and $2.9 million or 1.1% of our portfolio of investments at fair value (excluding unearned income) as of December 31, 2006. The net increase in loan and equity balances as a result of contracted PIK arrangements are separately identified on our statements of cash flows.

     PIK related activity for the three months ended March 31, 2007 was as follows:

Three Months Ended
March 31, 2007
Beginning PIK balance	$2,891,565
PIK interest and dividends earned during the period	840,698
PIK receipts during the period	(744,852)

Ending PIK balance	$2,987,411

Interest and Dividend Income Recognition
     Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. When a loan or debt security becomes 90 days or more past due, or if we otherwise do not expect the debtor to be able to service its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. At March 31, 2007 and December 31, 2006, none of our loans and debt securities were greater than 90 days past due or on non-accrual.
     Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are expected to be collected. Dividend income on common equity securities is recorded on the record date for private companies and the ex-dividend date for publicly traded companies.
Off-Balance Sheet Arrangements
     We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. We attempt to limit our credit risk by conducting extensive due diligence, negotiating appropriate financial covenants and obtaining collateral where necessary. As of March 31, 2007, we had unused commitments to extend credit to our portfolio companies of $27.4 million, which are not reflected on our balance sheet.
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
Contractual Obligations
     As of March 31, 2007, we had $80.4 million outstanding under the Securitization Facility. Our Securitization Facility is due in July 2009. The Securitization Facility contains provisions for the payment of any outstanding balance upon maturity. On August 11, 2005, we entered into a lease agreement for office space expiring on January 15, 2011. Future minimum lease payments due under the office lease and for certain office equipment are as follows: remainder of 2007 — $174,000; 2008 — $237,000; 2009 — $241,000; 2010 – $247,000; 2011 — $21,000.
Recent Developments
     During April 2007, the Company committed an additional $1.0 million investment in Metrologic Instruments, Inc., an existing portfolio company.
     On April 30, 2007, the Board of Directors declared a cash dividend of $0.32 per share, payable on July 17, 2007 to stockholders of record as of the close of business June 15, 2007. Such cash dividend is payable on total shares issued and outstanding on the record date.
     On May 1, 2007, the Company closed two additional financings totaling $21.7 million in gross investment commitments. The first was a $14.0 million “one-stop” financing comprised of a senior secured revolver, senior secured term debt and senior subordinated debt. Funded debt at close was $13.0 million. The Company also invested $750,000 of equity as part of this transaction. The second financing was a $6.9 million investment comprised of $4.1 million in senior subordinated debt and $2.8 million in equity. The full $6.9 million was funded at close. Both of these investments closed during the week of April 30, 2007.
     On May 2, 2007, we, through our special purpose subsidiary, entered into an amendment to the Securitization Facility that lowered the interest rate payable on any outstanding balances under the Securitization Facility during the period of time we are permitted to make draws under the Securitization Facility from the commercial paper rate plus 1.35% to the commercial paper rate plus 1.00%. The amendment also reduced or eliminated certain restrictions pertaining to certain loan concentrations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There has been no material change in quantitative and qualitative disclosures about market risks since December 31, 2006.
Item 4. Controls and Procedures
(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

(b)	There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors
     There were no material changes from the risk factors previously disclosed in our 2006 annual report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ended March 31, 2007, we issued 31,523 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $451,000.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable.
Item 5. Other Information
Not Applicable.
Item 6. Exhibits
     Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
10.1*	First Amendment to Amended and Restated Loan Funding and Servicing Agreement by and among Patriot Capital Funding, Inc., Patriot Capital Funding LLC I, Fairway Finance Company, LLC and BMO Capital Markets Corp.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Submitted herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 4, 2007.

PATRIOT CAPITAL FUNDING, INC.
By:	/s/ Richard P. Buckanavage
Richard P. Buckanavage
Chief Executive Officer and President

By:	/s/ William E. Alvarez, Jr.
William E. Alvarez, Jr.
Executive Vice President, Chief Financial Officer and Secretary