Form 10-Q
period 2007-06-30
Patriot Capital Funding, Inc.
filed 2007-08-07
CIK 1321560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of August 6, 2007 was 18,291,982.

PATRIOT CAPITAL FUNDING, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Patriot Capital Funding, Inc.
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2007	2006

ASSETS
Investments at fair value:
Non-control/non-affiliate investments (cost of $247,162,137 – 2007, $251,915,921 – 2006)	$246,814,921	$251,933,655
Affiliate investments (cost of $50,179,039 – 2007, $8,966,605 – 2006)	50,615,839	8,925,605
Unearned income	(3,741,786)	(3,610,884)

Total investments	293,688,974	257,248,376
Cash and cash equivalents	5,625,962	4,211,643
Restricted cash	4,162,276	5,113,806
Interest receivable	2,429,552	2,221,000
Other assets	1,427,628	1,727,680

TOTAL ASSETS	$307,334,392	$270,522,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Borrowings	$102,573,000	$98,380,000
Interest payable	536,996	523,709
Distributions payable	5,840,888	4,904,818
Accounts payable, accrued expenses and other	1,994,262	2,605,349

TOTAL LIABILITIES	110,945,146	106,413,876

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 18,252,774 and 15,821,994 shares issued and outstanding at at June 30, 2007, and December 31, 2006, respectively	182,528	158,220
Paid-in capital	204,829,967	171,957,327
Accumulated net investment loss	(1,912,061)	(1,912,061)
Distributions in excess of net investment income	(3,757,013)	(2,821,587)
Net realized loss on investments	(3,178,865)	(3,262,966)
Net unrealized appreciation on interest rate swaps	135,105	12,961
Net unrealized appreciation (depreciation) on investments	89,585	(23,265)

TOTAL STOCKHOLDERS’ EQUITY	196,389,246	164,108,629

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$307,334,392	$270,522,505

NET ASSET VALUE PER COMMON SHARE	$10.76	$10.37

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

INVESTMENT INCOME
Interest and dividends:
Non-control/non-affiliate investments (less than 5% owned)	$7,535,657	$5,752,032	$15,114,605	$11,191,803
Affiliate investments (5% to 25% owned)	1,214,881	—	1,834,114	—
	-		-
Total interest and dividend income	8,750,538	5,752,032	16,948,719	11,191,803

Fees:
Non-control/non-affiliate investments (less than 5% owned)	188,099	55,833	569,725	125,901
Affiliate investments (5% to 25% owned)	111,174	—	124,403	—
	-		-
Total fee income	299,273	55,833	694,128	125,901

Other investment income – non-control/non-affiliate investments (less than 5% owned)	39,842	—	424,129	713,449
	-

Total Investment Income	9,089,653	5,807,865	18,066,976	12,031,153

EXPENSES
Compensation expense	1,331,965	848,418	2,551,498	1,717,165
Interest expense	1,642,509	954,257	3,148,721	1,923,388
Professional fees	106,044	270,216	413,671	509,285
General and administrative expense	617,427	640,259	1,216,100	1,077,066

Total Expenses	3,697,945	2,713,150	7,329,990	5,226,904

Net Investment Income	5,391,708	3,094,715	10,736,986	6,804,249

NET REALIZED GAIN AND LOSS AND NET UNREALIZED APPRECIATION (DEPRECIATION)
Net realized gain (loss) on investments – non-control/non-affiliate investments (less than 5% owned)	77,934	(3,271,091)	84,101	(3,271,091)
Net unrealized appreciation (depreciation) on investments – non-control/non-affiliate investments (less than 5% owned)	(296,850)	4,611,300	(364,950)	3,806,967
Net unrealized appreciation on investments – affiliate investments (5% to 25% owned)	324,600	—	477,800	—
Net unrealized appreciation on interest rate swaps	185,472	149,687	122,144	198,884

Net Realized Gain and Net Unrealized Appreciation	291,156	1,489,896	319,095	734,760

NET INCOME	$5,682,864	$4,584,611	$11,056,081	$7,539,009

Earnings per share, basic	$0.31	$0.36	$0.62	$0.60

Earnings per share, diluted	$0.31	$0.36	$0.61	$0.60

Weighted average shares outstanding, basic	18,246,987	12,788,727	17,891,914	12,464,492

Weighted average shares outstanding, diluted	18,466,510	12,788,727	18,111,437	12,464,492

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operations:
Net investment income	$10,736,986	$6,804,249
Net realized gain (loss) on investments	84,101	(3,271,091)
Net unrealized appreciation on investments	112,850	3,806,967
Net unrealized appreciation on interest rate swaps	122,144	198,884

Net increase in assets from operations	11,056,081	7,539,009

Stockholder transactions:
Distributions to stockholders from net investment income	(10,736,986)	(6,804,249)
Distributions in excess of net investment income	(935,427)	(241,313)

Net decrease in assets from stockholder transactions	(11,672,413)	(7,045,562)

Capital share transactions:
Issuance of common stock	31,694,803	36,690,690
Issuance of common stock under dividend reinvestment plan	871,477	269,247
Stock option compensation	330,669	198,276

Net increase in assets from capital share transactions	32,896,949	37,158,213

Total increase in net assets	32,280,617	37,651,660

Net assets at beginning of period	164,108,629	127,152,365

Net assets at end of period	$196,389,246	$164,804,025

Net asset value per common share	$10.76	$10.46

Common shares outstanding at end of period	18,252,774	15,758,387

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,056,081	$7,539,009
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	214,104	237,245
Change in interest receivable	(208,552)	(33,054)
Net realized (gain) loss on sale of investment	(84,101)	3,271,091
Net unrealized appreciation of investments	(112,850)	(3,806,967)
Unrealized appreciation on interest rate swaps	(122,144)	(198,884)
Payment-in-kind interest and dividends	(1,770,022)	(1,144,116)
Stock-based compensation expense	330,669	198,276
Change in unearned income	130,902	(153,947)
Change in interest payable	13,287	131,533
Change in other assets	235,365	93,570
Change in accounts payable, accrued expenses and other	(611,087)	306,368

Net cash provided by operating activities	9,071,652	6,440,124

CASH FLOWS FROM INVESTING ACTIVITIES:
Funded investments	(86,981,250)	(74,102,610)
Principal repayments on investments	46,917,872	18,519,755
Proceeds from sale of investments	5,458,851	3,634,509
Purchase of furniture and equipment	(4,085)	(37,625)

Net cash used for investing activities	(34,608,612)	(51,985,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	87,050,000	184,578,750
Repayments on borrowings	(82,857,000)	(173,950,000)
Net proceeds from sale of common stock	31,694,804	36,690,690
Distributions paid	(9,864,867)	(3,250,383)
Deferred offering costs	(23,188)	—
Change in restricted cash	951,530	1,390,319

Net cash provided by financing activities	26,951,279	45,459,376

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,414,319	(86,471)

CASH AND CASH EQUIVALENTS AT:
Beginning of Period	4,211,643	2,371,841

End of Period	$5,625,962	$2,285,370

Supplemental information:
Interest paid	$3,135,434	$1,791,856

Non-cash financing activities:
Distributions reinvested in common stock	$871,477	$269,247
Distributions declared but not paid	5,840,888	3,525,932

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Schedule of Investments
June 30, 2007
(unaudited)

Company(1)	Industry	Investment	Principal	Cost	Value

Affiliate investments (5% to 25% owned):

Aylward Enterprises LLC (5)	Manufacturer of packaging equipment	Revolving Line of Credit (8.9%, Due 2/12) (3)	$1,500,000	$1,500,000	$1,500,000

		Senior Secured Term Loan A (9.7%, Due 2/12) (3)	9,150,000	9,150,000	9,150,000

		Senior Subordinated Debt (14.5%, Due 8/12) (2)	6,327,835	6,327,835	6,327,835

		Membership Interest (4)		1,250,000	1,391,400

Fischbein, LLC	Designer and manufacturer of bag packaging equipment	Senior Subordinated Debt (16.5%, Due 5/13) (2) (3)	4,131,322	4,131,322	4,131,322

		Membership Interest - Class A (4)		2,800,000	3,037,600

KTPS Holdings, LLC	Manufacturer and distributor of specialty pet products	Revolving Line of Credit (9.2%, Due 1/12) (3)	1,000,000	1,000,000	1,000,000

		Senior Secured Term Loan A (8.7%, Due 1/12) (3)	6,500,000	6,500,000	6,500,000

		Senior Secured Term Loan B (12.0%, Due 1/12) (3)	2,000,000	2,000,000	2,000,000

		Senior Subordinated Debt (15.0%, Due 3/12) (2) (3)	4,020,333	4,020,333	4,020,333

		Membership Interest - Class A (4)		730,020	641,300

		Membership Interest - Common (4)		19,980	—

Smart, LLC (5)	Provider of tuition management services	Revolving Line of Credit (10.8%, Due 8/11) (3)	1,870,000	1,870,000	1,870,000

		Senior Secured Term Loan A (10.3%, Due 6/11) (3)	4,275,000	4,275,000	4,275,000

		Senior Secured Term Loan B (16.5%, Due 2/12) (2) (3)	3,604,549	3,604,549	3,604,549

		Membership Interest - Class B (4)		1,000,000	1,166,500

Total Affiliate investments (represents 17.0% of total investments at fair value)				$50,179,039	$50,615,839

Non-control/non-affiliate investments (less than 5% owned):

ADAPCO, Inc.	Distributor of specialty chemicals and contract application services	Revolving Line of Credit (10.0%, Due 7/11) (3)	$1,200,000	$1,200,000	$1,200,000

		Senior Secured Term Loan A (10.9%, Due 6/11) (3)	13,350,000	13,350,000	13,350,000

		Common Stock (4)		500,000	273,500

Allied Defense Group, Inc.	Diversified defense company	Common Stock Warrants (4)		463,168	183,000

Company(1)	Industry	Investment	Principal	Cost	Value

Arrowhead General Insurance Agency, Inc.	Insurance agency and program specialist	Junior Secured Term Loan (12.6%, Due 2/13) (3)	5,000,000	5,000,000	5,087,500

Borga, Inc.	Manufacturer of pre-fabricated metal building systems	Revolving Line of Credit (8.3%, Due 5/10) (3)	250,000	250,000	250,000

		Senior Secured Term Loan A (9.1%, Due 3/09) (3)	1,996,000	1,996,000	1,996,000

		Senior Secured Term Loan B (11.9%, Due 5/10) (3)	1,804,000	1,804,000	1,804,000

		Senior Secured Term Loan C (16.0%, Due 5/10) (2) (3)	7,637,702	7,637,702	7,637,702

		Common Stock Warrants (4)		20,250	30,300

Caleel + Hayden, LLC (5)	Provider of proprietary branded professional skincare and cosmetic products to physicians and spa communities	Senior Secured Term Loan B (10.1%, Due 11/11) (3)	10,959,687	10,959,687	10,959,687

		Senior Subordinated Debt (14.5%, Due 11/12) (2) (3)	6,250,868	6,250,868	6,250,868

		Common Stock (4)		750,000	919,600

Cheeseworks, Inc.	Distributor of specialty cheese and food products	Revolving Line of Credit (8.0%, Due 6/11) (3)	5,080,219	5,080,219	5,080,219

		Senior Secured Term Loan (10.9%, Due 6/11) (3)	11,241,219	11,241,219	11,241,219

Copperhead Chemical Company, Inc.	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt (15.3%, Due 11/10) (2) (3)	4,904,608	4,904,608	4,904,608

Dover Saddlery, Inc.	Equestrian products catalog retailer	Senior Subordinated Debt (11.5%, Due 9/09) (3)	3,000,000	3,000,000	3,000,000

		Common Stock Warrants (4)		148,200	186,900

Eight O’Clock Coffee Company	Manufacturer, distributor, and marketer of coffee	Junior Secured Term Loan (11.9%, Due 7/13) (3)	9,000,000	9,000,000	8,966,300

Employbridge Holding Company (5)	A provider of specialized staffing services	Junior Secured Term Loan (12.3%, Due 10/13) (3)	3,000,000	3,000,000	3,007,500

Encore Legal Solutions, Inc.	Legal document management services	Junior Secured Term Loan A (10.5%, Due 6/10) (2) (3)	3,884,856	3,884,856	3,884,856

		Junior Secured Term Loan B (10.8%, Due 6/10) (2) (3)	7,049,466	7,049,466	7,049,466

		Senior Subordinated Debt (15.0%, Due 6/10) (2) (3)	5,494,380	5,494,380	5,494,380

		Common Stock Warrants (4)		350,000	—

Company(1)	Industry	Investment	Principal	Cost	Value

EXL Acquisition Corp.	Manufacturer of lab testing supplies	Senior Secured Term Loan A (8.6%, Due 3/11) (3)	6,450,000	6,450,000	6,450,000

		Senior Secured Term Loan B (9.1%, Due 3/12) (3)	2,370,000	2,370,000	2,370,000

		Senior Secured Term Loan D (15.0%, Due 3/12) (2) (3)	5,000,833	5,000,833	5,000,833

		Common Stock — Class A (4)		2,475	215,400

		Common Stock — Class B (2)		279,910	282,110

Fairchild Industrial Products, Co.	Manufacturer of industrial controls and power transmission products	Senior Secured Term Loan A (8.6%, Due 7/10) (3)	6,230,000	6,230,000	6,230,000

		Senior Secured Term Loan B (10.4%, Due 7/11) (3)	9,437,500	9,437,500	9,437,500

		Senior Subordinated Debt (14.8%, Due 7/11) (2)	5,471,406	5,471,406	5,471,406

		Preferred Stock — Class A (2)		313,519	313,519

		Common Stock — Class B (4)		121,598	102,800

Impact Products, LLC	Distributor of janitorial supplies	Junior Secured Term Loan B (9.6%, Due 9/12) (3)	9,006,250	9,006,250	9,006,250

		Junior Secured Term Loan C (13.5%, Due 9/12) (2) (3)	5,547,461	5,547,461	5,547,461

Innovative Concepts in Entertainment, Inc.	Manufacturer of coin operated games	Senior Secured Term Loan A (9.4%, Due 2/11) (3)	5,100,000	5,100,000	5,100,000

		Senior Secured Term Loan B (9.9%, Due 2/11) (3)	3,564,000	3,564,000	3,564,000

		Senior Secured Term Loan C (13.0%, Due 8/11) (3)	3,900,000	3,900,000	3,900,000

Keltner Enterprises, LLC (5)	Distributor of automotive oils, chemicals and parts	Senior Subordinated Debt (14.0%, Due 12/11) (3)	3,850,000	3,850,000	3,850,000

L.A. Spas, Inc.	Manufacturer of above ground spas	Senior Subordinated Debt (15.5%, Due 1/10) (2) (3)	7,145,991	7,145,991	7,145,991

		Common Stock Warrants (4)		5,000	—

Metrologic Instruments, Inc.	Manufacturer of imaging and scanning equipment	Senior Secured Term Loan (8.4%, Due 4/14)	997,500	997,500	1,002,500

		Junior Secured Term Loan (11.6%, Due 4/15)	1,000,000	1,000,000	1,002,500

Prince Mineral Company, Inc.	Manufacturer of pigments	Junior Secured Term Loan (10.4%, Due 12/12) (3)	11,425,000	11,425,000	11,425,000

		Senior Subordinated Debt (14.0%, Due 7/13) (2) (3)	11,863,037	11,863,037	11,863,037

Company(1)	Industry	Investment	Principal	Cost	Value

Quartermaster, Inc.	Retailer of uniforms and tactical equipment to law enforcement and security professionals	Senior Secured Term Loan A (10.0%, Due 12/10) (3)	4,882,500	4,882,500	4,882,500

		Senior Secured Term Loan B (11.2%, Due 12/10) (3)	2,587,500	2,587,500	2,587,500

		Senior Secured Term Loan C (15.0%, Due 12/11) (2) (3)	3,248,345	3,248,345	3,248,345

R-O-M Corporation	Manufacturer of doors, ramps and bulk heads for fire trucks and food transportation	Senior Secured Term Loan A (8.4%, Due 2/13) (3)	7,720,000	7,720,000	7,720,000

		Senior Secured Term Loan B (9.6%, Due 5/13) (3)	8,507,250	8,507,250	8,507,250

		Senior Subordinated Debt (15.0%, Due 8/13) (2)	9,122,750	9,122,750	9,122,750

Sidump’r Trailer Company, Inc.	Manufacturer of side dump trailers	Revolving Line of Credit (10.8%, Due 1/11) (3)	630,000	630,000	630,000

		Senior Secured Term Loan A (8.9%, Due 1/11) (3)	2,362,500	2,362,500	2,362,500

		Senior Secured Term Loan B (11.9%, Due 1/11) (3)	2,332,375	2,332,375	2,332,375

		Senior Secured Term Loan C (14.0%, Due 7/11) (2) (3)	3,193,797	3,193,797	3,193,797

		Senior Subordinated Debt (12.0%, Due 1/12) (3)	75,000	75,000	75,000

		Preferred Stock (2)	83,992	83,992	83,992

		Common Stock (4)	25	25	31,000

Total Non-control/non-affiliate investments (represents 83.0% of total investments at fair value)				$247,162,137	$246,814,921

Total Investments				$297,341,176	$297,430,760

Unearned Income				(3,741,786)	(3,741,786)

Total Investments Net of Unearned Income				$293,599,390	$293,688,974

(1)	The Company does not “control,” and, except as noted in the schedule above, is not an “affiliate” of, any of its portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company “controls” a portfolio company if it owns 25% or more of its voting securities and is an “affiliate” of a portfolio company if the Company owns 5% or more of its voting securities.

(2)	Amount includes payment-in-kind (PIK) interest or dividends.

(3)	Pledged as collateral under the Company’s Securitization Facility. See Note 3 to Consolidated Financial Statements.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.
See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.
Consolidated Schedule of Investments
December 31, 2006

Company(1)	Industry	Investment	Principal	Cost	Value

Affiliate investments (5% to 25% owned):

Smart, LLC (5)	Provider of tuition management services	Senior Secured Term Loan A (10.4%, Due 6/11) (3)	$4,425,000	$4,425,000	$4,425,000

		Senior Secured Term Loan B (16.5%, Due 2/12) (2) (3)	3,541,605	3,541,605	3,541,605

		Membership Interest - Class B (4)		1,000,000	959,000

Total Affiliate investments (represents 3.4% of total investments at fair value)				$8,966,605	$8,925,605

Non-control/non-affiliate investments (less than 5% owned):

ADAPCO, Inc.	Distributor of specialty chemicals and contract application services	Senior Secured Term Loan A (10.9%, Due 6/11) (3)	$13,350,000	$13,350,000	$13,350,000

		Common Stock (4)		500,000	328,500

Agent Media Corporation	Publisher of insurance industry periodicals	Senior Secured Term Loan A (10.1%, Due 9/08) (3)	1,000,000	1,000,000	1,000,000

		Senior Secured Term Loan B (12.4%, Due 9/09) (3)	2,130,105	2,130,105	2,130,105

		Common Stock Warrants (4)		31,000	36,200

Allied Defense Group, Inc.	Diversified defense company	Common Stock Warrants (4)		463,168	505,800

Arrowhead General Insurance Agency, Inc.	Insurance agency and program specialist	Junior Secured Term Loan (12.6%, Due 2/13) (3)	5,000,000	5,000,000	5,075,000

Borga, Inc.	Manufacturer of pre-fabricated metal building systems	Senior Secured Term Loan A (8.9%, Due 3/09) (3)	1,208,500	1,208,500	1,208,500

		Senior Secured Term Loan B (11.9%, Due 5/10) (3)	1,810,250	1,810,250	1,810,250

		Senior Secured Term Loan C (16.0%, Due 5/10) (2) (3)	7,485,057	7,485,057	7,485,057

		Common Stock Warrants (4)		20,250	21,200

Caleel + Hayden, LLC (5)	Provider of proprietary branded professional skincare and cosmetic products to physicians and spa communities	Senior Secured Term Loan A (8.1%, Due 11/10)	5,000,000	5,000,000	5,000,000

		Senior Secured Term Loan B (10.1%, Due 11/11) (3)	11,000,000	11,000,000	11,000,000

		Senior Subordinated Debt (14.5%, Due 11/12) (2) (3)	6,272,135	6,272,135	6,272,135

		Common Stock (4)		750,000	858,100

Company(1)	Industry	Investment	Principal	Cost	Value

Cheeseworks, Inc.	Distributor of specialty cheese and food products	Revolving Line of Credit (8.0%, Due 6/11) (3)	5,080,219	5,080,219	5,080,219

		Senior Secured Term Loan (11.0%, Due 6/11) (3)	11,845,374	11,845,374	11,845,374

Copperhead Chemical Company, Inc.	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt (15.3%, Due 11/10) (2) (3)	4,824,790	4,824,790	4,824,790

Dover Saddlery, Inc.	Equestrian products catalog retailer	Senior Subordinated Debt (11.5%, Due 9/09) (3)	3,000,000	3,000,000	3,000,000

		Common Stock Warrants (4)		148,200	171,200

Eight O’Clock Coffee Company	Manufacturer, distributor, and marketer of coffee	Junior Secured Term Loan (11.9%, Due 7/13) (3)	9,000,000	9,000,000	9,146,250

Employbridge Holding Company (5)	A provider of specialized staffing services	Junior Secured Term Loan (12.4%, Due 10/13) (3)	3,000,000	3,000,000	3,007,500

Encore Legal Solutions, Inc.	Legal document management services	Junior Secured Term Loan A (10.6%, Due 12/09) (3)	3,819,500	3,819,500	3,819,500

		Junior Secured Term Loan B (10.8%, Due 12/09) (3)	6,907,625	6,907,625	6,907,625

		Senior Subordinated Debt (15.0%, Due 5/10) (2) (3)	5,098,906	5,098,906	5,098,906

		Common Stock Warrants (4)		350,000	—

EXL Acquisition Corp.	Manufacturer of lab testing supplies	Senior Secured Term Loan A (8.6%, Due 3/11) (3)	7,100,000	7,100,000	7,100,000

		Senior Secured Term Loan B (9.1%, Due 3/12) (3)	2,382,000	2,382,000	2,382,000

		Senior Secured Term Loan D (15.0%, Due 3/12) (2) (3)	5,000,833	5,000,833	5,000,833

		Common Stock — Class A (4)		2,475	86,300

		Common Stock — Class B (2)		267,466	268,266

Fairchild Industrial Products, Co.	Manufacturer of industrial controls and power transmission products	Senior Secured Term Loan A (9.4%, Due 7/10) (3)	9,770,000	9,770,000	9,770,000

		Senior Secured Term Loan B (11.4%, Due 7/11) (3)	2,793,750	2,793,750	2,793,750

		Senior Subordinated Debt (15.5%, Due 7/11) (2)	5,368,427	5,368,427	5,368,427

		Preferred Stock — Class A (2)		399,401	399,401

		Common Stock — Class B (4)		121,598	80,400

Company(1)	Industry	Investment	Principal	Cost	Value

Impact Products, LLC	Distributor of janitorial supplies	Junior Secured Term Loan B (9.6%, Due 9/12) (3)	7,462,500	7,462,500	7,462,500

		Junior Secured Term Loan C (13.5%, Due 9/12) (2) (3)	5,596,938	5,596,938	5,596,938

Innovative Concepts in Entertainment, Inc.	Manufacturer of coin operated games	Senior Secured Term Loan A (9.4%, Due 2/11) (3)	5,550,000	5,550,000	5,550,000

		Senior Secured Term Loan B (9.9%, Due 2/11) (3)	3,582,000	3,582,000	3,582,000

		Senior Secured Term Loan C (13.0%, Due 8/11) (3)	3,900,000	3,900,000	3,900,000

Keltner Enterprises, LLC (5)	Distributor of automotive oils, chemicals and parts	Senior Subordinated Debt (14.0%, Due 12/11) (3)	3,850,000	3,850,000	3,850,000

L.A. Spas, Inc.	Manufacturer of above ground spas	Senior Subordinated Debt (15.5%, Due 1/10) (2) (3)	7,020,843	7,020,843	7,020,843

		Common Stock Warrants (4)		5,000	—

Natural Products Group, LLC (5)	Manufacturer and marketer of branded personal care products	Junior Secured Term Loan (11.9%, Due 12/13) (3)	4,000,000	4,000,000	4,040,000

Prince Mineral Company, Inc.	Manufacturer of pigments	Junior Secured Term Loan (10.3%, Due 12/12) (3)	11,475,000	11,475,000	11,475,000

		Senior Subordinated Debt (14.0%, Due 7/13) (2) (3)	11,803,278	11,803,278	11,803,278

Quartermaster, Inc.	Retailer of uniforms and tactical equipment to law enforcement and security professionals	Senior Secured Term Loan A (9.9%, Due 12/10) (3)	6,000,000	6,000,000	6,000,000

		Senior Secured Term Loan B (11.2%, Due 12/10) (3)	2,600,000	2,600,000	2,600,000

		Senior Secured Term Loan C (15.0%, Due 12/11) (2) (3)	3,199,633	3,199,633	3,199,633

R-O-M Corporation	Manufacturer of doors, ramps and bulk heads for fire trucks and food transportation	Revolving Line of Credit (9.1%, Due 12/09) (3)	1,500,000	1,500,000	1,500,000

		Senior Secured Term Loan A (9.0%, Due 12/09) (3)	2,958,000	2,958,000	2,958,000

		Senior Secured Term Loan B (9.4%, Due 12/10) (3)	3,374,500	3,374,500	3,374,500

		Senior Subordinated Debt (16.0%, Due 12/10) (2) (3)	7,082,680	7,082,680	7,082,680

Company(1)	Industry	Investment	Principal	Cost	Value

Robert Rothschild Farm, Inc.	Manufacturer of specialty food products	Senior Secured Term Loan B (9.1%, Due 7/11) (3)	4,500,000	4,500,000	4,500,000

		Senior Subordinated Debt (16.3%, Due 1/12) (2) (3)	4,902,868	4,902,868	4,902,868

Sidump’r Trailer Company, Inc.	Manufacturer of side dump trailers	Revolving Line of Credit (10.8%, Due 1/11) (3)	430,000	430,000	430,000

		Senior Secured Term Loan A (9.0%, Due 1/11) (3)	2,660,000	2,660,000	2,660,000

		Senior Secured Term Loan B (12.0%, Due 1/11) (3)	2,344,125	2,344,125	2,344,125

		Senior Secured Term Loan C (14.0%, Due 7/11) (2) (3)	3,161,694	3,161,694	3,161,694

		Senior Subordinated Debt (12.0%, Due 1/12) (3)	75,000	75,000	75,000

		Preferred Stock (2)	80,808	80,808	80,808

		Common Stock (4)	25	25	49,700

Stolle Machinery Company, LLC	Provider of capital equipment used in the production of aluminum or steel beverage and food cans	Junior Secured Term Loan (11.4%, Due 9/13)	500,000	500,000	502,500

Total Non-control/non-affiliate investments (represents 96.6% of total investments at fair value)				$251,915,921	$251,933,655

Total Investments				$260,882,526	$260,859,260

Unearned Income				(3,610,884)	(3,610,884)

Total Investments Net of Unearned Income				$257,271,642	$257,248,376

(1)	The Company does not “control,” and, except with respect to Smart, LLC, is not an “affiliate” of, any of its portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company “controls” a portfolio company if it owns 25% or more of its voting securities and is an “affiliate” of a portfolio company if the Company owns 5% or more of its voting securities.

(2)	Amount includes payment-in-kind (PIK) interest or dividends.

(3)	Pledged as collateral under the Company’s Securitization Facility. See Note 3 to Consolidated Financial Statements.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.
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
The Company had previously elected to be treated as a business development company under the Investment Company Act of 1940, as amended. In addition, the Company had also previously elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).
Basis of Presentation
The accompanying consolidated financial statements reflect the consolidated accounts of the Company and its special purpose financing subsidiary, Patriot Capital Funding, LLC I, (see Note 3) with all significant intercompany balances eliminated. The financial results of the Company’s portfolio investments are not consolidated in the Company’s financial statements.
Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the December 31, 2006 financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC.
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
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. This statement addressed how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted, provided that financial statements for that fiscal year, including any interim periods within that fiscal year, have not been issued. The Company is currently evaluating the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations or financial condition.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS No. 159 would allow the Company an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Company is currently evaluating this Statement, however, as our investments are stated at fair value, the Company does not anticipate that adoption will have a significant impact, if any, on our results of operations or financial condition.

In June 2007, the AICPA issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies of Equity Method Investors for Investments in Investment Companies” (“SOP 07-01”). SOP 07-1 clarifies which entities are within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”) and is effective for fiscal years beginning on or after December 15, 2007. Companies that are regulated by the Investment Company Act of 1940 are automatically within the scope of the Guide. As such the adoption of SOP 07-1 will not affect the Company because it already adheres to the provisions of the Guide. Upon adoption of SOP 07-1, a company must also adopt the provisions of FASB Staff Position (“FSP”) No. FIN 46R-7 “Application of FASB Interpretation No. 46R to Investment Companies.” FSP FIN 46R-7 permanently exempts investment companies from applying the provisions of Interpretation 46R to investments carried at fair value.
Interest, Dividends, Fees, and Other Investment Income
Interest and dividend income is recognized as revenue when earned according to the terms of the investment, and when in the opinion of management, it is collectible. Premiums paid and discounts obtained, including discounts in the form of fees, are amortized into interest income over the estimated life of the investment using the interest method. Fees consist principally of loan and arrangement fees, annual administrative fees, unused fees, prepayment fees, amendment fees, equity structuring fees and waiver fees. Equity structuring fees are recognized as earned, which is generally when the investment transaction closes. Other investment income consists principally of the recognition of unamortized deferred financing fees received from portfolio companies on the repayment of their debt facility.
Distributions Paid
Distributions to stockholders are recorded on the declaration date. The Company is required to pay out to its shareholders at least 90% of its net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses for each taxable year in order to be eligible for the tax benefits allowed to a RIC under Subchapter M of the Code. It is the policy of the Company to pay out as a distribution all or substantially all of those amounts. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is based on management’s estimate of the Company’s annual taxable income. Based on that, a distribution is declared and paid each quarter. At its tax year-end the Company may pay a bonus distribution, in addition to the quarterly distributions, to ensure that it has paid out at least 90% of its net ordinary taxable income and net realized short-term capital gains in excess of net realized long-term capital losses for the year.
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
Reclassifications
Certain prior period amounts have been reclassified to the current presentation.
Note 2. Investments
At June 30, 2007 and December 31, 2006, investments consisted of the following:

	June 30, 2007		December 31, 2006
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$288,503,039	$288,571,839	$256,743,135	$257,014,385
Investments in equity securities	8,838,137	8,858,921	4,139,391	3,844,875

Subtotal	297,341,176	297,430,760	260,882,526	260,859,260
Unearned income	(3,741,786)	(3,741,786)	(3,610,884)	(3,610,884)

Total	$293,599,390	$293,688,974	$257,271,642	$257,248,376

At June 30, 2007 and December 31, 2006, $103.8 million and $102.7 million, respectively, of the Company’s portfolio investments at fair value were at fixed rates, which represented approximately 35% and 39%, respectively, of the Company’s total portfolio of investments at fair value. The Company generally structures its subordinated debt at fixed rates, while most of its senior secured and junior secured loans are at variable rates determined on the basis of a benchmark such as LIBOR or prime rate. The Company’s loans generally have stated maturities ranging from 4 to 7.5 years.
At June 30, 2007 and December 31, 2006, the Company had equity investments and warrant positions designed to provide the Company with an opportunity for an enhanced internal rate of return. These instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains.
During the three and six months ended June 30, 2007, the Company realized a gain of $78,000 and $84,000, respectively, on the sale of portfolio investments. During the three and six months ended June 30, 2006, the Company realized a loss of $3.3 million on the sale of one of its portfolio investments. During the three and six months ended June 30, 2007, the Company recorded unrealized appreciation of $28,000 and $113,000, respectively, and during the three and six months ended June 30, 2006, the Company recorded unrealized appreciation of $4.6 million and $3.8 million, respectively. The unrealized appreciation recorded by the Company during the three and six months ended June 30, 2006 related to an accounting entry the Company made to reverse previously recorded unrealized depreciation with respect to an investment when such investment was sold for a realized loss of $3.3 million.
The composition of the Company’s investments as of June 30, 2007 and December 31, 2006 at cost and fair value was as follows, excluding unearned income:

	June 30, 2007				December 31, 2006
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Senior Secured Debt	$161,932,476	54.4%	$161,937,476	54.4%	$140,682,645	53.9%	$140,682,645	53.9%
Junior Secured Debt	54,913,033	18.5	54,976,833	18.5	56,761,563	21.8	57,032,813	21.9
Subordinated Debt	71,657,530	24.1	71,657,530	24.1	59,298,927	22.7	59,298,927	22.7
Warrants / Equity	8,838,137	3.0	8,858,921	3.0	4,139,391	1.6	3,844,875	1.5

Total	$297,341,176	100.0%	$297,430,760	100.0%	$260,882,526	100.0%	$260,859,260	100.0%

(1)	Represents percentage of total portfolio.
The composition of the Company’s investment portfolio by industry sector, excluding unearned income, as of June 30, 2007 and December 31, 2006 at cost and fair value was as follows:

	June 30, 2007				December 31, 2006
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Manufacturing	$172,596,517	58.0%	$173,077,969	58.2%	$118,031,907	45.2%	$118,274,709	45.3%
Distribution	49,775,149	16.7	49,548,649	16.6	47,685,031	18.3	47,513,531	18.2
Service	35,528,251	12.0	35,439,751	11.9	33,142,636	12.7	32,834,136	12.6
Consumer / Retail Goods	38,978,091	13.1	39,181,391	13.2	58,398,679	22.4	58,564,779	22.5
Publishing	—	—	—	—	3,161,105	1.2	3,166,305	1.2
Defense	463,168	0.2	183,000	0.1	463,168	0.2	505,800	0.2

Total	$297,341,176	100.0%	$297,430,760	100.0%	$260,882,526	100.0%	$260,859,260	100.0%

(1)	Represents percentage of total portfolio.
Note 3. Borrowings
On September 18, 2006, the Company, through a consolidated wholly-owned bankruptcy remote, special purpose subsidiary, entered into an amended and restated securitization revolving credit facility (the “Securitization Facility”), with an entity affiliated with BMO Capital Markets Corp. (formerly Harris Nesbitt Corp). On May 2, 2007, the Company amended its Securitization Facility and lowered the interest rate payable on any outstanding balances under the Securitization Facility during the period of time the Company is permitted to make draws. The amendment also reduced or eliminated certain restrictions pertaining to certain loan covenants. The Securitization Facility allows the special purpose subsidiary to borrow up to $140.0 million through the issuance of notes to a multi-seller commercial paper conduit administered by the affiliated entity. The Securitization Facility is secured by all of the loans held by the special purpose subsidiary. The Securitization Facility bears interest at the commercial paper rate plus 1.0% (1.35% prior to May 2, 2007) and allows the special purpose subsidiary to make draws under the facility until July 23, 2009, unless extended prior to such date for an additional 364-day period with the consent of the lender. If the Securitization Facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period following July 23, 2009 and interest will accrue on outstanding borrowings under the Securitization Facility at the prime rate plus 2.0%. The Securitization Facility provides for the payment to the lender of a monthly fee equal to 0.25% per annum on the unused amount of the Securitization Facility. The Company can use the proceeds of the Securitization Facility to fund loan origination activities and for general corporate purposes. Each loan origination under the Securitization Facility will be subject to the satisfaction of certain conditions.

The predecessor securitization revolving credit facility to the Securitization Facility: (i) allowed our special purpose subsidiary to make draws under the Securitization Facility until July 24, 2008, unless extended prior to such date for an additional 364-day period with the consent of the lender thereto; (ii) bore interest at the commercial paper rate plus 1.75%, (iii) provided that in the event that the Securitization Facility was not extended, any principal amounts then outstanding would be amortized over a 24-month period following July 24, 2008 and interest would accrue on outstanding borrowings under the Securitization Facility at the prime rate plus 2.0%; and (iv) contained more stringent restrictions regarding certain loan concentrations. At June 30, 2007 and December 31, 2006, $102.6 million and $98.4 million, respectively, of borrowings were outstanding under the Securitization Facility. At June 30, 2007, the interest rate was 6.4%. Interest expense for the three and six months ended June 30, 2007 and 2006 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest charges	$1,544,512	$793,300	$2,946,074	$1,606,305
Amortization of debt issuance costs	70,059	101,992	140,118	202,597
Unused facility fees	27,938	58,965	62,529	114,486

Total	$1,642,509	$954,257	$3,148,721	$1,923,388

The Securitization Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum yields on funded loans. The Securitization Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Securitization Facility. In connection with the origination of the Securitization Facility (including amendments), the Company incurred $1.3 million of fees and legal costs which are being amortized over the term of the Securitization Facility.
In March and December of 2006, the Company, through our special purpose subsidiary, entered into interest rate swap agreements. The swap agreement entered into in March 2006 is at a fixed rate of 5.04% on an initial notional amount of $20.0 million, for five years. The December 2006 swap agreement is at a fixed rate of 4.84% on an initial notional amount of $3.5 million, for five years. The swaps were put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. For the three and six months ended June 30, 2007, net unrealized appreciation attributed to the swaps were approximately $185,000 and $122,000, respectively, and for the three and six months ended June 30, 2006, net unrealized appreciation attributed to the swaps were approximately $150,000 and $199,000, respectively. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower rates with respect to the outstanding borrowings.
Note 4. Stock Option Plan
During 2005, the Company established a stock option plan (the “Plan”) and reserved 1,341,748 shares of common stock for issuance under the Plan. In June 2006, the stockholders approved the issuance of an additional 1,089,929 shares of the Company’s common stock upon exercise of options to be granted under the Plan, and in June 2007, the stockholders approved the issuance of an additional 1,213,000 shares of the Company’s common stock upon exercise of options to be granted under the Plan. On August 2, 2005, options to purchase a total of 1,301,496 shares of common stock were granted to the Company’s executive officers with an exercise price of $14.00 per share (initial public offering price of the common stock at date of grant). Such options vest equally over three years from the date of grant and have a ten-year exercise period. On June 26, 2006, options to purchase a total of 903,000 shares of common stock were granted to the Company’s executive officers and employees with an exercise price of $10.97 per share (the closing market price of the common stock at date of grant). Such options vest equally, on a monthly basis, over three years from the date of grant and have a ten-year exercise period. On February 23, 2007, options to purchase a total of 227,181 shares of common stock were granted to the Company’s executive officers and employees with an exercise price of $14.38 per share (the closing market price of the common stock at date of grant). Such options vest equally, on a monthly basis, over three years from the date of grant and have a ten-year exercise period. As of June 30, 2007, 2.4 million options were outstanding, 760,000 of which were exercisable. The options have a weighted average remaining contractual life of 8.5 years, a weighted average exercise price of $12.91, and an aggregate intrinsic value of approximately $4.7 million.
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
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” (“SFAS 123R”). The Company has elected the “modified prospective method” of transition as permitted by SFAS 123R. Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. For shares granted in 2005, this model used the following assumptions: annual dividend rate of 8%, risk free interest rate of 4.3%, expected volatility of 21%, and the expected life of the options of 10 years.

At the time of the Company’s 2005 initial public offering, the Company did not have a history of option exercises or forfeitures and, accordingly applied a 10 year expected option life, equal to the life of the option grants, in the option pricing model for grants in 2005. For shares granted in 2006, this model used the following assumptions: annual dividend rate of 9.2%, risk free interest rate of 5.3%, expected volatility of 21%, and the expected life of the options of 6.5 years. For shares granted in 2007, this model used the following assumptions: annual dividend rate of 8.3%, risk free interest rate of 4.7%, expected volatility of 20%, and the expected life of the options of 6.5 years. For 2006 and 2007 grants, the Company calculated its expected term assumption using guidance provided by SEC Staff Accounting Bulletin 107 (“SAB 107”). SAB 107 allows companies to use a simplified expected term calculation in instances where no historical experience exists, provided that the companies meet specific criteria which were met by the Company. Expected volatility was based on historical volatility of similar entities whose share prices and volatility were available.
Assumptions used with respect to future grants may change as the Company’s actual experience may be different. The fair value of options granted in 2007, 2006 and 2005 was approximately $0.99, $0.74 and $0.90, respectively, using the Black-Scholes option pricing model. The Company has adopted the policy of recognizing compensation cost for options with graded vesting on a straight-line basis over the requisite service period for the entire award. For the three and six months ended June 30, 2007, the Company recorded compensation expense related to stock options of approximately $172,000 and $331,000, respectively, and for the three and six months ended June 30, 2006, the Company recorded compensation expense related to stock options of approximately $101,000 and $198,000, respectively, which is included in compensation expense in the consolidated statements of operations. The Company does not record the tax benefits associated with the expensing of stock options since the Company elected to be treated as a RIC under Subchapter M of the Internal Revenue Code and as such, the Company is not subject to federal income tax on the portion of taxable income and gains distributed to stockholders, provided that at least 90% of its annual taxable income is distributed. As of June 30, 2007, there was $1.1 million of unrecognized compensation cost related to unvested options which is expected to be recognized over 2.7 years.
Note 5. Earnings Per Share and Common Stock
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic:
Net income	$5,682,864	$4,584,611	$11,056,081	$7,539,009

Weighted average common shares outstanding	18,246,987	12,788,727	17,891,914	12,464,492
Earnings per common share, basic	$0.31	$0.36	$0.62	$0.60

Diluted:
Net income	$5,682,864	$4,584,611	$11,056,081	$7,539,009

Weighted average common shares outstanding	18,246,987	12,788,727	17,891,914	12,464,492
Dilutive effect of stock options	219,523	—	219,523	—

Weighted average common shares and common stock equivalents	18,466,510	12,788,727	18,111,437	12,464,492

Earnings per common share, diluted	$0.31	$0.36	$0.61	$0.60
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
The Company, during 2005, established a dividend reinvestment plan, and during the six months ended June 30, 2007 and the year ended December 31, 2006, issued 31,523 and 85,339 shares, respectively, in connection with distributions paid. The following table reflects the Company’s distributions paid since January 1, 2006:

Date Declared	Record Date	Payment Date	Amount
April 30, 2007	June 15, 2007	July 17, 2007	$0.32
February 23, 2007	March 15, 2007	April 18, 2007	$0.32
November 10, 2006	December 15, 2006	January 17, 2007	$0.31
August 7, 2006	September 15, 2006	October 17, 2006	$0.31
May 9, 2006	June 2, 2006	July 17, 2006	$0.29
February 28, 2006	March 21, 2006	April 11, 2006	$0.29

Note 6. Commitments and Contingencies
The balance of unused commitments to extend credit was $23.5 million and $27.0 million at June 30, 2007 and December 31, 2006, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as contingent investment draws, revolving credit arrangements or similar transactions. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the portfolio company. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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
The Company leases its corporate offices and certain equipment under operating leases with terms expiring in 2011. Future minimum lease payments due under operating leases at June 30, 2007 are as follows: $117,000 — remainder of 2007, $237,000 — 2008, $241,000 — 2009, $247,000 — 2010, $21,000 - 2011. Rent expense was approximately $56,000 and $112,000, for each of the three and six months ended June 30, 2007 and 2006. At June 30, 2007, the Company had an outstanding letter of credit in the amount of $38,000 as a security deposit for the lease of the Company’s corporate offices.
Note 7. Concentrations of Credit Risk
The Company’s portfolio companies are primarily small- to mid-sized companies that operate in a variety of industries.
At June 30, 2007 and December 31, 2006, the Company’s two largest investments (as a percentage of commitments) represented approximately 16% and 17%, respectively, of the total investment portfolio. Investment income, consisting of interest, dividends and fees, can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given year can be highly concentrated among several customers. During the three and six months ended June 30, 2007 and 2006, the Company did not record investment income from any portfolio company in excess of 10.0% of total investment income.
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
Distributable taxable income for the period January 1, 2007 through June 30, 2007 and for the period August 1, 2006 (beginning of the current RIC tax year) through June 30, 2007 is as follows:

	January 1, 2007	August 1, 2006
	to	to
	June 30, 2007	June 30, 2007
GAAP net investment income	$5,392,000	$17,624,000
Tax timing differences of:
Origination fees, net	112,000	885,000
Stock compensation expense, bonus accruals, original issue discount and other	752,000	597,000

Tax distributable income	$6,256,000	$19,106,000

Distributable taxable income differs from GAAP net investment income primarily due to: (1) origination fees received in connection with investments in portfolio companies, which are amortized into interest income over the estimated life of the investment for GAAP purposes, are treated as taxable income upon receipt; (2) certain stock compensation and other bonus accruals, which are expensed currently for GAAP purposes, are not currently deductible for tax purposes; (3) certain debt investments that generate original issue discount; and (4) depreciation and amortization.
Distributions which exceed tax distributable income (tax net investment income and realized gains, if any) are reported as distributions of capital stock in excess of par (i.e., return of capital). The taxability of the distributions made in the period August 1, 2006 through June 30, 2007 will be determined by the Company’s tax earnings and profits for its tax fiscal year ending July 31, 2007. As of June 30, 2007, the Company estimates that 100% of the July 17, 2007, April 18, 2007, January 17, 2007 and October 17, 2006 distributions will be treated as ordinary income.

The tax cost basis of the Company’s investments as of June 30, 2007 and December 31, 2006 approximates the book cost. There were no capital gain distributions in either 2007 or 2006.
At June 30, 2007, the Company has a net capital loss carryforward, of $3.3 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will expire in the Company’s tax fiscal year ending July 31, 2014.
Note 9. Financial Highlights

	For the Six Months Ended
	June 30,
	2007	2006
Per Share Data:
Net asset value at beginning of period	$10.37	$10.48
Net investment income	.59	.55
Net gain (loss) on investments	.01	(.26)
Net change in unrealized appreciation on investments	.01	.31
Net change in unrealized swap appreciation	.01	.01
Effect of issuance of common stock	.39	(.06)
Distributions from net investment income	(.59)	(.56)
Distributions in excess of net investment income	(.05)	(.02)
Stock based compensation expense	.02	.01

Net asset value at end of period	$10.76	$10.46

Total net asset value return (1)	10.0%	5.3%

Per share market value, December 31	$14.49	$12.20
Per share market value, June 30	$14.85	$11.10

Total market value return (2)	6.9%	(4.3)%

Shares outstanding at end of period	18,252,774	15,758,387

Ratios and Supplemental Data:
Net assets at end of period	$196,389,000	$164,804,000
Average net assets	195,149,000	134,491,000
Ratio of operating expenses to average net assets (annualized)	7.5%	7.8%
Ratio of net investment income (loss) to average net assets (annualized)	11.0%	10.1%
Average borrowings outstanding	$90,359,000	$48,360,000
Average amount of borrowings per share	$4.95	$3.07

(1)	The total net asset value return (not annualized) reflects the change in net asset value of a share of stock, plus distributions.

(2)	The total market value return (not annualized) reflects the change in the ending market value per share plus distributions, divided by the beginning market value per share.
Note 10. Subsequent Events
On July 2, 2007, the Company committed and funded a $2.0 million investment in a junior secured term loan in Custom Direct, Inc., a direct marketer of checks and other financial products and services.
On July 16, 2007, the Company committed and funded a $3.0 million investment in a senior secured term loan in Nice-Pak, Inc., a manufacturer of pre-moistened wipes.
On July 27, 2007, the Company closed a $5.5 million investment commitment in Church Services Operating, LLC, a service provider of maintenance, repair and replacement of HVAC, electrical, plumbing and foundation repair. The financing is comprised of a senior secured revolving line of credit, senior secured term debt and senior subordinated debt. The Company funded $5.0 million at close.
On August 2, 2007, the Board of Directors declared a cash distribution of $0.32 per share, payable on October 17, 2007 to stockholders of record as of the close of business on September 14, 2007. Such cash distribution is payable on total shares issued and outstanding on the record date.

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
Portfolio Composition
     Our primary business is lending to and investing in small- to mid-sized businesses through investments in senior secured loans, junior secured loans, subordinated debt investments and equity-based investments, including warrants. The fair value of our portfolio (excluding unearned income of $3.7 million and $3.6 million at June 30, 2007 and December 31, 2006, respectively) was $297.4 million and $260.9 million at June 30, 2007 and December 31, 2006, respectively. The increase in the value of our portfolio each period was primarily attributable to newly-originated investments.

     Total portfolio investment activity (excluding unearned income) as of and for the six months ended June 30, 2007 and the year ended December 31, 2006 was as follows:

	June 30, 2007	December 31, 2006
Beginning portfolio at fair value	$260,859,260	$141,390,954
Investments in debt securities	81,181,250	154,876,598
Investments in equity securities	4,800,000	3,074,997
Investment repayments	(45,917,872)	(37,627,269)
Increase in payment-in-kind interest/dividends	1,770,022	2,424,927
Sale of investments	(5,374,750)	(7,098,878)
Increase in fair value of investments	112,850	3,817,931

Ending portfolio at fair value	$297,430,760	$260,859,260

     As of June 30, 2007 and December 31, 2006, the composition of our portfolio at fair value (excluding unearned income) was as follows:

	June 30, 2007		December 31, 2006
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio
Senior secured revolving lines of credit	$11,530,219	3.9%	$7,010,219	2.7%
Senior secured term loans	150,407,257	50.5	133,672,426	51.2
Junior secured term loans	54,976,833	18.5	57,032,813	21.9
Senior subordinated debt	71,657,530	24.1	59,298,927	22.7
Investments in equity securities	8,858,921	3.0	3,844,875	1.5

Totals	$297,430,760	100.0%	$260,859,260	100.0%

     For the six months ended June 30, 2007 and year ended December 31, 2006, the weighted average yield on all of our outstanding debt investments was approximately 12.7% and 13.4%, respectively. The weighted average balance of our debt investment portfolio during the three months ended June 30, 2007 was $282.9 million up from $265.5 million during the three months ended March 31, 2007. Yields are computed using actual interest income earned for the year (annualized for the six months ended June 30, 2007), including amortization of loan fees and original issue discount, divided by the weighted average fair value of debt investments. The yield during the six months ended June 30, 2007 was positively impacted by the recognition of deferred financing fees received from six of our portfolio companies as a result of either the repayment of their entire outstanding debt, sale of debt, sale of warrants or reduction of available credit. For the six months ended June 30, 2007, the weighted average yield on all of our outstanding debt investments was approximately 12.4%, excluding the impact of the unamortized deferred financing fees. The amount of deferred financing fees recognized during the six months ended June 30, 2007 and 2006 totaled $424,000 and $713,000. As of June 30, 2007 and December 31, 2006, $103.8 million and $102.7 million, respectively, of our portfolio investments at fair value (excluding unearned income) were at fixed interest rates, which represented approximately 35% and 39%, respectively, of our total portfolio of investments at fair value (excluding unearned income). We generally structure our subordinated debt investments at fixed rates while many of our senior secured and junior secured loans are, and will be, at variable rates.
     In March and December of 2006, we, through our special purpose subsidiary, entered into interest rate swap agreements. Our swap agreement entered into in March 2006 is at a fixed rate of 5.04% on an initial notional amount of $20.0 million, for five years and our December 2006 swap agreement is at a fixed rate of 4.84% on an initial notional amount of $3.5 million, for five years. The swaps were put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings.

     For the three and six months ended June 30, 2007, net unrealized gains attributed to the swaps were approximately $185,000 and $122,000, and for the three and six months ended June 30, 2006, net unrealized gains attributed to the swaps were approximately $150,000 and $199,000, respectively. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower rates with respect to the hedged portfolio.
     At June 30, 2007 and December 31, 2006, our equity investments consisted of common and preferred stock, LLC membership interests and warrants to acquire equity interests in certain of our portfolio companies. Warrants to acquire equity interests allow us to participate in the potential appreciation in the value of the portfolio company, while minimizing the amount of upfront cost to us.
     As of June 30, 2007 and December 31, 2006, the composition of our investment portfolio by industry sector, (excluding unearned income) at cost and fair value was as follows:

	June 30, 2007				December 31, 2006
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Manufacturing	$172,596,517	58.0%	$173,077,969	58.2%	$118,031,907	45.2%	$118,274,709	45.3%
Distribution	49,775,149	16.7	49,548,649	16.6	47,685,031	18.3	47,513,531	18.2
Service	35,528,251	12.0	35,439,751	11.9	33,142,636	12.7	32,834,136	12.6
Consumer / Retail Goods	38,978,091	13.1	39,181,391	13.2	58,398,679	22.4	58,564,779	22.5
Publishing	—	—	—	—	3,161,105	1.2	3,166,305	1.2
Defense	463,168	0.2	183,000	0.1	463,168	0.2	505,800	0.2
Total	$297,341,176	100.0%	$297,430,760	100.0%	$260,882,526	100.0%	$260,859,260	100.0%

(1)	Represents percentage of total portfolio.
     At June 30, 2007 and December 31, 2006, our two largest investments (as a percentage of commitments) represented approximately 16% and 17%, respectively, of the total investment portfolio at fair value. Investment income, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given period can be highly concentrated among several portfolio companies. During the three and six months ended June 30, 2007 and 2006, the Company did not record investment income from any portfolio company in excess of 10.0% of total investment income.
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
     The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Investments at	Percentage of	Investments at	Percentage of
Investment Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	$28,389,178	9.8%	$22,689,633	8.8%
2	219,057,968	75.9	198,127,878	77.1
3	41,124,693	14.3	36,196,874	14.1
4	—	—	—	—
5	—	—	—	—

Totals	$288,571,839	100.0%	$257,014,385	100.0%

Loans and Debt Securities on Non-Accrual Status
     At June 30, 2007 and December 31, 2006, none of our loans or debt securities were on non-accrual status.

Results of Operations
     The principal measure of our financial performance is net income (loss) which includes net investment income (loss) and net realized gain (loss) and unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest, dividends, fees, and other investment income and our operating expenses. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. Net realized appreciation (depreciation) on interest rate swaps is the net change in the fair value of our outstanding swap agreements. Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.
Comparison for the three months ended June 30, 2007 and 2006
     Total Investment Income
     Total investment income included interest and dividend income on our investments, fee income and other investment income. Fee income consists principally of loan and arrangement fees, annual administrative fees, unused fees, prepayment fees, amendment fees, equity structuring fees and waiver fees. Other investment income consists primarily of the accelerated recognition of deferred financing fees received from our portfolio companies on the repayment of the entire outstanding investment, the sale of the investment, or reduction of available credit.
     Total investment income for the three months ended June 30, 2007 and 2006, was $9.1 million and $5.8 million, respectively. For the three months ended June 30, 2007, this amount consisted of interest income of $59,000 from cash and cash equivalents, $8.7 million of interest and dividend income from portfolio investments (which included $929,000 in payment-in-kind or PIK interest and dividends), $299,000 in fee income and $40,000 in other investment income. For the three months ended June 30, 2006, this amount primarily consisted of interest income of $116,000 from cash and cash equivalents, $5.6 million of interest income from portfolio investments (which included $592,000 in PIK interest and dividends) and $56,000 in fee income.
     The increase in our total investment income for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 is primarily attributable to an increase in the weighted average fair value balance outstanding of our interest-bearing investment portfolio during the quarter ended June 30, 2007. During the three months ended June 30, 2007, the weighted average fair value balance outstanding of our interest-bearing investment portfolio was approximately $282.9 million as compared to approximately $174.6 million during the three months ended June 30, 2006.
     Expenses
     Expenses included compensation expense, interest on our outstanding indebtedness, professional fees, and general and administrative expenses.
     Expenses for the three months ended June 30, 2007 and 2006, were $3.7 million and $2.7 million, respectively. Expenses increased for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 by approximately $985,000, primarily as a result of higher compensation expense, which increased by $484,000, and higher interest expense, which increased by $688,000, offset by a decrease in professional fees in the amount of $164,000. The higher compensation expense is due to the increase in salaries for existing employees and higher bonus accruals. The increase in interest expense is due to the increase in weighted average borrowings outstanding, which were approximately $90.4 million during the three months ended June 30, 2007 as compared to $46.5 million in the comparable period in 2006. Such borrowings were used primarily to fund investments. The decrease in professional fees relates to an adjustment in the accrual of expenses resulting from the receipt during the quarter ended June 30, 2007 of new service agreements from various service providers for work to be performed in 2007.
     Realized Gain (Loss) on Sale of Investments
     Net realized gain (loss) on sale of investments is the difference between the proceeds received from dispositions of portfolio investments and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized. During the three months ended June 30, 2007 and 2006, we realized gains (losses) on the sale of investments in the amount of $78,000 and ($3.3) million, respectively. During the three months ended June 30, 2007, we sold warrants in one portfolio company and realized a gain of $75,000 and sold a debt investment commitment and realized a gain of approximately $3,000. During the three months ended June 30, 2006, we sold our investment in Interstate Highway Sign Corporation and realized a net loss of $3.3 million.

     Net Change in Unrealized Appreciation or Depreciation on Investments
     We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to our valuation policy and a consistently applied valuation process. At June 30, 2007, and December 31, 2006, portfolio investments recorded at fair value (including unearned income) were approximately 95.6% and 95.1%, respectively, of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments.
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
     Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. During the three months ended June 30, 2007 and 2006, we recorded net unrealized appreciation of $28,000 and $4.6 million, respectively, on our investments. The unrealized appreciation recorded by the Company during the three months ended June 30, 2006 related to the reversal of previously recorded unrealized depreciation associated with a realized loss.
     Unrealized Appreciation on Interest Rate Swaps
     Net unrealized appreciation on interest rate swaps represents the change in value of the swap agreements. For the three months ended June 30, 2007, we recorded an unrealized appreciation of approximately $185,000 on our interest rate swap agreements as compared to a $150,000 appreciation in the comparable period in 2006.
     Net Income
     Net income was $5.7 million for the quarter ended June 30, 2007 as compared to $4.6 million for the quarter ended June 30, 2006. The $1.1 million increase in net income was primarily a result of an increase in investment income of $3.3 million in 2007, offset by an increase in operating expenses in the amount of $985,000 in 2007 and a decrease in net realized and unrealized gain in the amount of $1.2 million.
Comparison for the six months ended June 30, 2007 and 2006
     Total Investment Income
     Total investment income includes interest and dividend income on our investments, fee income and other investment income. Fee income consists principally of loan and arrangement fees, annual administrative fees, unused fees, prepayment fees, amendment fees, equity structuring fees and waiver fees. Other investment income consists primarily of the accelerated recognition of deferred financing fees received from our portfolio companies on the repayment of the entire outstanding investment, the sale of the investment, or reduction of available credit.
     Total investment income for the six months ended June 30, 2007 and 2006, was $18.1 million and $12.0 million, respectively. For the six months ended June 30, 2007, this amount consisted of interest income of $138,000 from cash and cash equivalents, $16.8 million of interest income from portfolio investments (which included $1.8 million in payment-in-kind or PIK interest and dividends), $694,000 in fee income and $424,000 in other investment income. For the six months ended June 30, 2006, this amount consisted of interest income of $265,000 from cash and cash equivalents, $10.9 million of interest income from portfolio investments (which included $1.1 million in payment-in-kind or PIK interest and dividends), $126,000 in fee income, and $713,000 of other investment income.

     The increase in our total investment income for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 is primarily attributable to an increase in the weighted average fair value balance outstanding of our interest-bearing investment portfolio during the six months ended June 30, 2007. During the six months ended June 30, 2007, the weighted average fair value balance outstanding of our interest-bearing investment portfolio was approximately $274.3 million as compared to approximately $165.7 million during the six months ended June 30, 2006.
     Expenses
     Expenses include compensation expense, interest on our outstanding indebtedness, professional fees, and general and administrative expenses.
     Expenses for the six months ended June 30, 2007 and 2006, were $7.3 million and $5.2 million, respectively. Expenses increased for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, by approximately $2.1 million, primarily as a result of a $1.2 million increase in interest expense and a $834,000 increase in compensation expense. The higher interest expense is due to the increase in weighted average borrowings outstanding. The higher compensation expense is attributable to increases in the following; bonus accruals, stock option plan compensation expense and salaries.
     Realized Gain (Loss) on Sale of Investments
     Net realized gain (loss) on sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. During the six months ended June 30, 2007, we realized gains of $84,000, principally due to the sale of equity warrants from one of our portfolio investments. During the six months ended June 30, 2006, we sold our investment in Interstate Highway Sign Corporation and realized a net loss of $3.3 million.
     Net Change in Unrealized Appreciation or Depreciation on Investments
     Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. During the six months ended June 30, 2007, we recorded net unrealized appreciation of $113,000 on our investments. Total unrealized appreciation recorded during the six months ended June 30, 2006 was $3.8 million, which primarily related to our investment in Interstate Highway Sign Corporation. Because we had previously recorded an unrealized depreciation of $3.8 million in the fair value of our investment, we had to make an accounting entry to reverse such unrealized depreciation when we sold such investment and recognized a realized loss of $3.3 million.
     Unrealized Appreciation on Interest Rate Swaps
     For the six months ended June 30, 2007 and 2006, we recorded an unrealized appreciation of approximately $122,000 and $199,000, respectively, on our interest rate swap agreements.
     Net Income
     Net income was $11.1 million for the six months ended June 30, 2007 as compared to net income of $7.5 million for the six months ended June 30, 2006. The $3.6 million increase in net income was primarily a result of an increase in investment income of $6.0 million in 2007, offset by an increase in operating expenses of $2.1 million and a decrease in realized and unrealized gains in the amount of $416,000.
Financial Condition, Liquidity and Capital Resources
Cash, Cash Equivalents and Restricted Cash
     At June 30, 2007 and December 31, 2006, we had $5.7 million and $4.2 million, respectively, in cash and cash equivalents. In addition, at June 30, 2007 and December 31, 2006, we had $4.2 million and $5.1 million, respectively, in restricted cash which we maintained in accordance with the terms of our $140.0 million amended and restated securitization revolving credit facility with an entity affiliated with BMO Capital Markets Corp. (formerly known as Harris Nesbitt Corp.). A portion of these funds were released or available to us on July 12, 2007 and January 12, 2007, respectively.

     For the six months ended June 30, 2007, net cash provided by operating activities totaled $9.1 million, compared to net cash provided by operating activities of $6.4 million for the comparable 2006 period. This change was due primarily to an increase in net income and due to a decrease in unrealized depreciation on investments, offset by a decrease in realized gain (loss) on investments, an increase in payment-in-kind interest and dividends, and a decrease in accounts payable, accrued expenses and other. Cash used for investing activities totaled $34.6 million and $52.0 million for the six months ended June 30, 2007 and 2006, respectively. This change was principally due to higher loan repayments and amortization in the amount of $28.4 million, offset by an increase of $12.9 million in investment originations. Cash provided by financing activities totaled $27.0 million and $45.5 million in the six months ended June 30, 2007 and 2006, respectively. This change was principally due to a net decrease of $6.4 million in our borrowings, a decrease in restricted cash of $439,000, an increase in distributions paid in the amount of $6.3 million, and a decrease in net proceeds from the sale of common stock of $5.3 million.
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
     In order to satisfy the requirements applicable to RICs under Subchapter M of the Code, we intend to continue distributing to our stockholders substantially all of our taxable income. Taxable income generally differs from net income (loss) for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Taxable income includes cash fees collected and non-cash items, such as PIK interest. Cash collections of income resulting from PIK interest generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense. See “- Regulated Investment Company Status and Distributions.”
     In addition, as a business development company, we generally are required to meet a coverage ratio of total assets less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. As of June 30, 2007, this ratio was 291%. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
Borrowings
     Securitization Revolving Credit Facility. On September 18, 2006, we, through a consolidated wholly-owned bankruptcy remote, special purpose subsidiary of ours, entered into an amended and restated securitization revolving credit facility (the “Securitization Facility”), with an entity affiliated with BMO Capital Markets Corp. (formerly Harris Nesbitt Corp). On May 2, 2007, we amended our Securitization Facility and lowered the interest rate payable on any outstanding balances under the Securitization Facility during the period of time the Company is permitted to make draws. The amendment also reduced or eliminated certain restrictions pertaining to certain loan covenants. The Securitization Facility allows our special purpose subsidiary to borrow up to $140.0 million through the issuance of notes to a multi-seller commercial paper conduit administered by the affiliated entity. The Securitization Facility is secured by all of the loans held by our special purpose subsidiary. The Securitization Facility bears interest at the commercial paper rate plus 1.0% (1.35% prior to May 2, 2007) and allows our special purpose subsidiary to make draws under the Securitization Facility until July 23, 2009, unless extended prior to such date for an additional 364-day period with the consent of the lender. If the Securitization Facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period following July 23, 2009 and interest will accrue on outstanding borrowings under the facility at the prime rate plus 2.0%. The Securitization Facility provides for the payment to the lender of a monthly fee equal to 0.25% per annum on the unused amount of the Securitization Facility. We will use the proceeds of the Securitization Facility to fund our loan origination activities and for general corporate purposes. Each loan origination under the Securitization Facility will be subject to the satisfaction of certain conditions. We cannot assure you that we will be able to borrow funds under the Securitization Facility at any particular time or at all. As of June 30, 2007, $102.6 million was outstanding under the Securitization Facility.

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
     In March and December of 2006, we, through our special purpose subsidiary, entered into interest rate swap agreements. Our swap agreement entered into in March 2006 is at a fixed rate of 5.04%, on an initial notional amount of $20 million, for five years, and our December 2006 swap agreement is at a fixed rate of 4.84%, on an initial notional amount of $3.5 million, for five years. The swaps were put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. For the three and six months ended June 30, 2007, net unrealized gains attributed to the swaps were approximately $185,000 and $122,000, respectively, and for the three and six months ended June 30, 2006, net unrealized gains attributed to the swaps were approximately $150,000 and $199,000, respectively. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower rates with respect to the outstanding borrowings.
Regulated Investment Company Status and Distributions
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
     To obtain and maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute, with respect to each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. We intend to make distributions to our stockholders on a quarterly basis of substantially all of our annual taxable income (which includes our taxable interest and fee income). We currently intend to retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. During the three and six months ended June 30, 2007, we realized capital gains of approximately $78,000 and $84,000, respectively. During the three and six months ended June 30, 2006, we did not realize any capital gains, rather we realized a loss of $3.3 million. In addition, at June 30, 2007, the Company had realized loss carryforwards of $3.3 million which will be available to offset capital gains until July 31, 2014. To the extent our taxable earnings for a fiscal tax year fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders.
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
      Duff & Phelps, LLC, an independent valuation firm (“Duff & Phelps”), provided third party valuation consulting services to the Company which consisted of certain limited procedures that the Company engaged them to perform. At June 30, 2007 and at December 31, 2006, the Company asked Duff & Phelps to perform the limited procedures on investments in 8 and 10, respectively portfolio companies comprising approximately 37% and 40%, respectively of the total investments at fair value. Upon completion of their limited procedures, Duff & Phelps concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable. The Company’s Board of Directors is ultimately and solely responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process.
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

Payment-in-Kind or PIK Interest and Dividends
     We include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind or PIK interest or dividends, which represents either contractually deferred interest added to the loan balance that is generally due at the end of the loan term or contractually deferred dividends added to our equity investment in the portfolio company. We will cease accruing PIK interest if we do not expect the portfolio company to be able to pay all principal and interest due, and we will cease accruing PIK dividends if we do not expect the portfolio company to be able to make PIK dividend payments in the future. In certain cases, a portfolio company makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a portfolio company’s loan can increase while the total outstanding amount of the loan to that portfolio company may stay the same or decrease. Accrued PIK interest and dividends represented $3.5 million or 1.2% of our portfolio of investments at fair value (excluding unearned income) as of June 30, 2007 and $2.9 million or 1.1% of our portfolio of investments at fair value (excluding unearned income) as of December 31, 2006. The net increase in loan and equity balances as a result of contracted PIK arrangements are separately identified on our statements of cash flows.
     PIK related activity for the six months ended June 30, 2007 was as follows:

Six Months Ended
June 30, 2007
Beginning PIK balance	$2,891,565
PIK interest and dividends earned during the period	1,770,022
PIK receipts during the period	(1,196,353)

Ending PIK balance	$3,465,234

Interest and Dividend Income Recognition
     Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. When a loan or debt security becomes 90 days or more past due, or if we otherwise do not expect the debtor to be able to service its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. At June 30, 2007 and December 31, 2006, none of our loans and debt securities were greater than 90 days past due or on non-accrual.
     Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are expected to be collected. Dividend income on common equity securities is recorded on the record date for private companies and the ex-dividend date for publicly traded companies.
Off-Balance Sheet Arrangements
     We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. We attempt to limit our credit risk by conducting extensive due diligence, negotiating appropriate financial covenants and obtaining collateral where necessary. As of June 30, 2007, we had unused commitments to extend credit to our portfolio companies of $23.5 million, which are not reflected on our balance sheet.
     In connection with our Securitization Facility, our special purpose subsidiary is required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions. We have agreed to guarantee the payment of certain swap breakage costs that may be payable by our special purpose subsidiary in connection with any such interest rate swap agreements or other interest rate hedging transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Borrowings.”
Contractual Obligations
     As of June 30, 2007, we had $102.6 million outstanding under the Securitization Facility. Our Securitization Facility is due in July 2009. The Securitization Facility contains provisions for the payment of any outstanding balance upon maturity. On August 11, 2005, we entered into a lease agreement for office space expiring on January 15, 2011. Future minimum lease payments due under the office lease and for certain office equipment are as follows: remainder of 2007 — $117,000; 2008 — $237,000; 2009 — $241,000; 2010 — $247,000; 2011 — $21,000.

Recent Developments
     On July 2, 2007, we committed and funded a $2.0 million investment in a junior secured term loan in Custom Direct, Inc., a direct marketer of checks and other financial products and services.
     On July 16, 2007, we committed and funded a $3.0 million investment in a senior secured term loan in Nice-Pak, Inc., a manufacturer of pre-moistened wipes.
     On July 27, 2007, we closed a $5.5 million investment commitment in Church Services Operating, LLC, a service provider of maintenance, repair and replacement of HVAC, electrical, plumbing and foundation repair. The financing is comprised of a senior secured revolving line of credit, senior secured term debt and senior subordinated debt. We funded $5.0 million at close.
     On August 2, 2007, the Board of Directors declared a cash distribution of $0.32 per share, payable on October 17, 2007 to stockholders of record as of the close of business on September 14, 2007. Such cash distribution is payable on total shares issued and outstanding on the record date.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There has been no material change in quantitative and qualitative disclosures about market risks since December 31, 2006.
Item 4. Controls and Procedures
(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.
(b)	There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ended June 30, 2007, we issued 29,257 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $421,000.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders of Patriot Capital Funding, Inc. was held on June 14, 2007, for the purpose of electing a director, ratifying the appointment of the independent registered accounting firm and approving the issuance of common stock upon the exercise of options as set forth below.
All nominees for directors for a three-year term as listed in the Company’s 2007 proxy statement were elected by the following vote:

	For	Withheld
Dennis C. O’Dowd	17,022,447	356,242
The following directors are continuing their terms as directors:
Steven Drogin, two years remaining
Mel P. Melsheimer, two years remaining
Richard A. Sebastiao, two years remaining
Richard P. Buckanavage, one year remaining
Timothy W. Hassler, one year remaining
The recommendation to ratify the retention of Grant Thornton LLP as the independent registered accounting firm was approved by the following vote:

	For	Against	Abstain
Totals	17,217,750	95,675	65,262
The recommendation to approve the issuance of 1,213,000 shares of the Company’s common stock upon exercise of options to be granted pursuant to the Company’s Stock Option Plan was approved by the following vote:

	For	Against	Abstain	Broker Non-Votes
Totals	5,429,017	2,149,674	133,333	9,663,665

Item 5. Other Information
On August 7, 2007, we entered into a two-year employment agreement with our Executive Vice President, Chief Financial Officer and Secretary, William E. Alvarez, Jr. (“Executive”). The initial base salary under the employment agreement is $275,000. Our board of directors has the right to increase the base salary during the term and also to decrease it if such reduction is implemented by us as part of an overall general salary reduction affecting all of our employees and certain other conditions are satisfied. The employment agreement also provides that Executive is entitled to receive an annual bonus based on an award range of 50% of Executive’s then-current base salary for achieving certain base performance objectives and 125% of Executive’s then-current base salary for achieving the highest level of performance objectives. The compensation committee of the board of directors will establish such performance objectives annually. In addition, the compensation committee is authorized to award a discretionary bonus to Executive even if the applicable performance objectives have not been fully met. Executive will also be contractually entitled to participate in our stock option plan. The Executive’s annual bonus for 2007 will not be less than $175,000
Pursuant to the employment agreement, if Executive’s employment is terminated by Executive without good reason (as defined in the employment agreement) or due to death or a disability, Executive or his beneficiary would be entitled to receive, among other things, his accrued but unpaid base salary, bonuses, reimbursable expenses and benefits. In addition, if Executive’s employment is terminated due to death or a disability, Executive or his beneficiary will be entitled to receive an amount equal to a pro rata portion (based on length of service during the year in which Executive terminated employment) of his average bonus for the prior two years, paid in a lump sum. Furthermore, in the case of termination of employment due to death, Executive’s beneficiary will be entitled to an amount equal to one-half of the sum of his annual base salary in the current year and his average bonus for the prior two years, paid in a lump sum.
If Executive’s employment is terminated for good reason, or if we terminate his employment other than for cause, he will be entitled to receive, among other things, an amount equal to the sum of his annual base salary in the then current year and his average bonus for the prior two years, paid in equal monthly installments. In addition, Executive will be entitled to receive a lump sum amount equal to a pro rata portion (based on length of service during the year in which Executive terminated employment) of his average bonus for the prior two years. Moreover, Executive will be entitled to receive his accrued but unpaid base salary, bonuses, reimbursable expenses and benefits. Executive will also be entitled to receive employer paid benefits under any group health and life insurance for up to 12 months after termination. Finally, Executive’s options shall become fully vested upon termination.
For a period of one year after Executive’s termination of employment for any reason, the employment agreement prohibits Executive from soliciting any of our employees, portfolio companies and certain prospective clients. For this same time period, the employment agreement also prohibits Executive from engaging in any business activity that competes with us within certain geographic boundaries. The employment agreement also requires that Executive protect our confidential information. Finally, Executive will be required to enter into an agreement with us that provides for a general release of all legal claims that are or may be held by Executive against us in order for him to receive any severance payments pursuant to the employment agreement.
Item 6. Exhibits
     Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document

10.1*	Employment Agreement, dated August 7, 2007, between Patriot Capital Funding, Inc. and William E. Alvarez, Jr.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Submitted herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2007.

PATRIOT CAPITAL FUNDING, INC.
By:	/s/ Richard P. Buckanavage
Richard P. Buckanavage
Chief Executive Officer and President

By:	/s/ William E. Alvarez, Jr.
William E. Alvarez, Jr.
Executive Vice President, Chief Financial Officer and Secretary