Form 10-Q
period 2007-09-30
Patriot Capital Funding, Inc.
filed 2007-11-07
CIK 1321560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of November 6, 2007 was 20,650,455.

PATRIOT CAPITAL FUNDING, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Patriot Capital Funding, Inc.
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2007	2006

ASSETS
Investments at fair value:
Non-control/non-affiliate investments (cost of $269,236,373 — 2007, $251,915,921 — 2006)	$267,629,926	$251,933,655
Affiliate investments (cost of $54,039,418 — 2007, $8,966,605 — 2006)	52,921,318	8,925,605
Control investments (cost of $6,979,014 — 2007)	8,673,214	—
Unearned income	(3,802,860)	(3,610,884)

Total investments	325,421,598	257,248,376
Cash and cash equivalents	3,374,100	4,211,643
Restricted cash	5,254,649	5,113,806
Interest receivable	2,368,155	2,221,000
Other assets	1,449,124	1,727,680

TOTAL ASSETS	$337,867,626	$270,522,505

LIABILITIES AND STOCKHOLDERS’ EQUITY LIABILITIES
Borrowings	$133,300,000	$98,380,000
Interest payable	772,833	523,709
Distributions payable	5,853,434	4,904,818
Accounts payable, accrued expenses and other	2,711,519	2,605,349

TOTAL LIABILITIES	142,637,786	106,413,876

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 18,291,982 and 15,821,994 shares issued and outstanding at September 30, 2007, and December 31, 2006, respectively	182,920	158,220
Paid-in capital	205,181,942	171,957,327
Accumulated net investment loss	(1,912,061)	(1,912,061)
Distributions in excess of net investment income	(3,774,674)	(2,821,587)
Net realized loss on investments	(3,171,365)	(3,262,966)
Net unrealized appreciation (depreciation) on interest rate swaps	(246,575)	12,961
Net unrealized depreciation on investments	(1,030,347)	(23,265)

TOTAL STOCKHOLDERS’ EQUITY	195,229,840	164,108,629

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$337,867,626	$270,522,505

NET ASSET VALUE PER COMMON SHARE	$10.67	$10.37

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

INVESTMENT INCOME
Interest and dividends:
Non-control/non-affiliate investments (less than 5% owned)	$8,049,366	$6,593,670	$23,163,971	$17,785,473
Affiliate investments (5% to 25% owned)	1,329,525	88,730	3,047,798	88,730
Control investments (greater than 25% owned)	176,361	—	292,202	—

Total interest and dividend income	9,555,252	6,682,400	26,503,971	17,874,203

Fees:
Non-control/non-affiliate investments (less than 5% owned)	161,325	59,956	731,050	185,857
Affiliate investments (5% to 25% owned)	19,054	2,277	49,944	2,277
Control investments (greater than 25% owned)	6,250	—	99,763	—

Total fee income	186,629	62,233	880,757	188,134

Other investment income – non-control/non-affiliate investments (less than 5% owned)	11,001	135,000	435,130	848,449

Total Investment Income	9,752,882	6,879,633	27,819,858	18,910,786

EXPENSES
Compensation expense	1,332,087	944,918	3,883,585	2,662,083
Interest expense	2,067,467	994,883	5,216,188	2,918,271
Professional fees	250,706	268,873	664,377	778,157
General and administrative expense	601,637	574,504	1,817,737	1,651,570

Total Expenses	4,251,897	2,783,178	11,581,887	8,010,081

Net Investment Income	5,500,985	4,096,455	16,237,971	10,900,705

NET REALIZED GAIN (LOSS) AND NET UNREALIZED APPRECIATION (DEPRECIATION)
Net realized gain (loss) on investments – non-control/non-affiliate investments (less than 5% owned)	7,500	—	91,601	(3,271,091)
Net unrealized appreciation (depreciation) on investments – non-control/non-affiliate investments (less than 5% owned)	(1,259,232)	(347,487)	(1,624,182)	3,459,481
Net unrealized depreciation on investments – affiliate investments (5% to 25% owned)	(1,317,300)	3,300	(1,077,100)	3,300
Net unrealized appreciation on investments – control investments (greater than 25% owned)	1,456,600	—	1,694,200	—
Net unrealized depreciation on interest rate swaps	(381,680)	(225,093)	(259,536)	(26,209)

Net Realized Gain (Loss) and Net Unrealized Appreciation (Depreciation)	(1,494,112)	(569,280)	(1,175,017)	165,481

NET INCOME	$4,006,873	$3,527,175	$15,062,954	$11,066,186

Earnings per share, basic	$0.22	$0.22	$0.84	$0.81

Earnings per share, diluted	$0.22	$0.22	$0.83	$0.81

Weighted average shares outstanding, basic	18,284,737	15,781,525	18,024,294	13,582,320

Weighted average shares outstanding, diluted	18,476,049	15,836,416	18,215,606	13,637,211

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operations:
Net investment income	$16,237,971	$10,900,705
Net realized gain (loss) on investments	91,601	(3,271,091)
Net unrealized appreciation (depreciation) on investments	(1,007,082)	3,462,781
Net unrealized depreciation on interest rate swaps	(259,536)	(26,209)

Net increase in assets from operations	15,062,954	11,066,186

Stockholder transactions:
Distributions to stockholders from net investment income	(16,237,971)	(10,900,705)
Tax return of capital	(334,790)	(2,485,345)
Distributions in excess of net investment income	(953,087)	1,446,589

Net decrease in assets from stockholder transactions	(17,525,848)	(11,939,461)

Capital share transactions:
Issuance of common stock	31,628,414	36,652,098
Issuance of common stock under dividend reinvestment plan	1,452,525	571,509
Stock option compensation	503,166	352,030

Net increase in assets from capital share transactions	33,584,105	37,575,637

Total increase in net assets	31,121,211	36,702,362

Net assets at beginning of period	164,108,629	127,152,365

Net assets at end of period	$195,229,840	$163,854,727

Net asset value per common share	$10.67	$10.38

Common shares outstanding at end of period	18,291,982	15,786,769

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,062,954	$11,066,186
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	314,592	349,026
Change in interest receivable	(147,155)	(506,848)
Net realized (gain) loss on sale of investment	(91,601)	3,271,091
Net unrealized depreciation (appreciation) of investments	1,007,082	(3,462,781)
Unrealized depreciation on interest rate swaps	259,536	26,209
Payment-in-kind interest and dividends	(2,819,283)	(1,767,272)
Stock-based compensation expense	503,166	352,030
Change in unearned income	191,976	32,734
Change in interest payable	249,124	289,503
Change in other assets	(9,241)	(125,027)
Change in accounts payable, accrued expenses and other	106,170	641,579

Net cash provided by operating activities	14,627,320	10,166,430

CASH FLOWS FROM INVESTING ACTIVITIES:
Funded investments	(126,931,250)	(108,551,595)
Principal repayments on investments	55,003,504	30,918,221
Proceeds from sale of investments	5,466,351	3,634,509
Purchase of furniture and equipment	(18,775)	(265,365)

Net cash used for investing activities	(66,480,170)	(74,264,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	123,277,000	270,685,000
Repayments on borrowings	(88,357,000)	(234,450,000)
Net proceeds from sale of common stock	31,628,412	36,652,098
Distributions paid	(15,124,707)	(6,474,053)
Deferred offering costs	(145,055)	(3,500)
Deferred financing costs	(122,500)	(73,598)
Change in restricted cash	(140,843)	2,504,461

Net cash provided by financing activities	51,015,307	68,840,408

NET DECREASE IN CASH AND CASH EQUIVALENTS	(837,543)	4,742,608

CASH AND CASH EQUIVALENTS AT:
Beginning of Period	4,211,643	2,371,841

End of Period	$3,374,100	$7,114,449

Supplemental information:
Interest paid	$4,967,064	$2,628,769

Non-cash financing activities:
Distributions reinvested in common stock	$1,452,525	$571,509
Distributions declared but not paid	5,853,434	4,893,898

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Schedule of Investments
September 30, 2007
(unaudited)

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Control investments (greater than 25% owned):

Fischbein, LLC (Machinery)	Designer and manufacturer of packaging equipment	Senior Subordinated Debt (16.5%, Due 5/13) (2) (3)	4,179,014	4,179,014	4,179,014

		Membership Interest - Class A (4)		2,800,000	4,494,200

Total Control investments (represents 2.6% of total investments at fair value)				6,979,014	8,673,214

Affiliate investments (5% to 25% owned):

Aylward Enterprises LLC (5) (Machinery)	Manufacturer of packaging equipment	Revolving Line of Credit (8.9%, Due 2/12) (3)	$3,300,000	$3,300,000	$3,300,000

		Senior Secured Term Loan A (9.6%, Due 2/12) (3)	8,864,063	8,864,063	8,864,063

		Senior Subordinated Debt (14.5%, Due 8/12) (2)	6,376,348	6,376,348	6,376,348

		Membership Interest (4)		1,250,000	70,300

KTPS Holdings, LLC (Textiles & Leather)	Manufacturer and distributor of specialty pet products	Revolving Line of Credit (9.3%, Due 1/12) (3)	1,500,000	1,500,000	1,500,000

		Senior Secured Term Loan A (8.6%, Due 1/12) (3)	6,337,500	6,337,500	6,337,500

		Senior Secured Term Loan B (12.0%, Due 1/12) (3)	1,995,000	1,995,000	1,995,000

		Senior Subordinated Debt (15.0%, Due 3/12) (2) (3)	4,051,157	4,051,157	4,051,157

		Membership Interest - Class A (4)		730,020	643,100

		Membership Interest - Common(4)		19,980	—

Nupla Corporation (Home & Office Furnishings, Housewares & Durable Consumer Products)	Manufacturer and marketer of professional high-grade fiberglass-handled striking and digging tools	Revolving Line of Credit (9.3%, Due 9/12)	650,000	650,000	650,000

		Senior Secured Term Loan A (9.4%, Due 9/12)	5,750,000	5,750,000	5,750,000

		Senior Subordinated Debt (14.0%, Due 3/13) (2)	3,004,500	3,004,500	3,004,500

		Preferred Stock (4)		479,060	479,060

		Common Stock (4)		25,000	13,100

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Smart, LLC (5) (Diversified/Conglomerate Service)	Provider of tuition management services	Revolving Line of Credit (10.3%, Due 8/11) (3)	870,000	870,000	870,000

		Senior Secured Term Loan A (10.5%, Due 6/11) (3)	4,200,000	4,200,000	4,200,000

		Senior Secured Term Loan B (16.5%, Due 2/12) (2) (3)	3,636,790	3,636,790	3,636,790

		Membership Interest - Class B (4)		1,000,000	1,180,400

Total Affiliate investments (represents 16.1% of total investments at fair value)				$54,039,418	$52,921,318

Non-control/non-affiliate investments (less than 5% owned):

ADAPCO, Inc. (Ecological)	Distributor of specialty chemicals and contract application services	Revolving Line of Credit (9.5%, Due 7/11) (3)	$1,000,000	$1,000,000	$1,000,000

		Senior Secured Term Loan A (10.9%, Due 6/11) (3)	13,350,000	13,350,000	12,950,000

		Common Stock (4)		500,000	—

Allied Defense Group, Inc. (Aerospace & Defense)	Diversified defense company	Common Stock Warrants (4)		463,168	220,600

Arrowhead General Insurance Agency, Inc. (6) (Insurance)	Insurance agency and program specialist	Junior Secured Term Loan (12.5%, Due 2/13) (3)	5,000,000	5,000,000	4,850,000

Borga, Inc. (Mining, Steel, Iron & Nonprecious Metals)	Manufacturer of pre-fabricated metal building systems	Senior Secured Term Loan A (9.5%, Due 3/09) (3)	1,546,000	1,546,000	1,546,000

		Senior Secured Term Loan B (11.9%, Due 5/10) (3)	1,791,500	1,791,500	1,791,500

		Senior Secured Term Loan C (16.0%, Due 5/10) (2) (3)	7,716,042	7,716,042	7,716,042

		Common Stock Warrants (4)		20,250	7,100

Caleel + Hayden, LLC (5) (Personal & Nondurable Consumer Products)	Provider of proprietary branded professional skincare and cosmetic products to physicians and spa communities	Senior Secured Term Loan B (9.9%, Due 11/11) (3)	10,905,937	10,905,937	10,905,937
		Senior Subordinated Debt (14.5%, Due 11/12) (2) (3)	6,251,302	6,251,302	6,251,302

		Common Stock (4)		750,000	1,042,200

Cheeseworks, Inc. (Grocery)	Distributor of specialty cheese and food products	Revolving Line of Credit (7.9%, Due 6/11) (3)	5,080,219	5,080,219	5,080,219

		Senior Secured Term Loan (10.9%, Due 6/11) (3)	11,241,219	11,241,219	11,241,219

CS Operating, LLC (5) (Buildings & Real Estate)	Provider of maintenance, repair and replacement of HVAC, electrical, plumbing, and foundation repair	Senior Secured Term Loan A (9.4%, Due 7/12) (3)	2,412,500	2,412,500	2,412,500

		Senior Subordinated Debt (14.5%, Due 1/13) (2) (3)	2,511,460	2,511,460	2,511,460

Copperhead Chemical	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt
Company, Inc. (Chemicals, Plastics & Rubber)		(15.3%, Due 1/13) (2) (3)	3,520,889	3,520,889	3,520,889

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Custom Direct, Inc. (6) (Printing & Publishing)	Direct marketer of checks and other financial products and services	Junior Secured Term Loan (11.2%, Due 12/14) (3)	2,000,000	2,000,000	1,950,000

Dover Saddlery, Inc. (Retail Stores)	Equestrian products catalog retailer	Senior Subordinated Debt (11.5%, Due 9/09) (3)	3,000,000	3,000,000	3,000,000

		Common Stock (4)		148,200	192,000

Eight O’Clock Coffee Company (6) (Beverage, Food & Tobacco)	Manufacturer, distributor, and marketer of coffee	Junior Secured Term Loan (11.9%, Due 7/13) (3)	9,000,000	9,000,000	8,730,000

Employbridge Holding Company (5)(6) (Personal, Food & Miscellaneous Services)	A provider of specialized staffing services	Junior Secured Term Loan (12.1%, Due 10/13) (3)	3,000,000	3,000,000	2,910,000

Encore Legal Solutions, Inc. (Printing & Publishing)	Legal document management services	Junior Secured Term Loan A (10.7%, Due 6/10) (2) (3)	3,923,093	3,923,093	3,923,093

		Junior Secured Term Loan B (10.8%, Due 6/10) (2) (3)	7,124,192	7,124,192	7,124,192

		Senior Subordinated Debt (15.0%, Due 6/10) (2) (3)	5,707,697	5,707,697	5,707,697

		Common Stock Warrants (4)		350,000	—

EXL Acquisition Corp. (Electronics)	Manufacturer of lab testing supplies	Senior Secured Term Loan A (8.6%, Due 3/11) (3)	5,100,000	5,100,000	5,100,000

		Senior Secured Term Loan B (9.1%, Due 3/12) (3)	4,864,000	4,864,000	4,864,000

		Senior Secured Term Loan C (9.4%, Due 3/12) (3)	3,000,000	3,000,000	3,000,000

		Senior Secured Term Loan D (15.0%, Due 3/12) (2) (3)	7,001,750	7,001,750	7,001,750

		Common Stock — Class A (4)		2,475	126,300

		Common Stock — Class B (2)		247,731	249,000

Fairchild Industrial Products, Co. (Electronics)	Manufacturer of industrial controls and power transmission products	Senior Secured Term Loan A (8.7%, Due 7/10) (3)	5,905,000	5,905,000	5,905,000

		Senior Secured Term Loan B (10.4%, Due 7/11) (3)	9,406,250	9,406,250	9,406,250

		Senior Subordinated Debt (14.8%, Due 7/11) (2)	5,471,406	5,471,406	5,471,406

		Preferred Stock — Class A (2)		320,077	320,077

		Common Stock — Class B (4)		121,598	146,900

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Impact Products, LLC (Machinery)	Distributor of janitorial supplies	Junior Secured Term Loan B (9.5%, Due 9/12) (3)	8,987,500	8,987,500	8,987,500

		Junior Secured Term Loan C (13.5%, Due 9/12) (2) (3)	5,547,993	5,547,993	5,547,993

Innovative Concepts in Entertainment, Inc. (Personal & Nondurable Consumer Products)	Manufacturer of coin operated games	Senior Secured Term Loan A (9.5%, Due 2/11) (3)	4,575,000	4,575,000	4,575,000

		Senior Secured Term Loan B (10.0%, Due 2/11) (3)	3,546,000	3,546,000	3,546,000

		Senior Secured Term Loan C (13.0%, Due 8/11) (3)	3,900,000	3,900,000	3,900,000

Keltner Enterprises, LLC (5) (Oil & Gas)	Distributor of automotive oils, chemicals and parts	Senior Subordinated Debt (14.0%, Due 12/11) (3)	3,850,000	3,850,000	3,850,000

L.A. Spas, Inc. (Chemicals, Plastics & Rubber)	Manufacturer of above ground spas	Senior Subordinated Debt (15.5%, Due 1/10) (2) (3)	7,210,099	7,210,099	7,210,099

		Common Stock Warrants (4)		5,000	—

Mac & Massey Holdings, LLC (Grocery)	Broker and distributor of ingredients to manufacturers of food products	Senior Subordinated Debt (16.5%, Due 2/13) (2)	7,318,069	7,318,069	7,318,069

		Common Stock (4)		250,000	328,500

Metrologic Instruments, Inc. (6) (Electronics)	Manufacturer of imaging and scanning equipment	Senior Secured Term Loan (8.2%, Due 4/14) (3)	995,000	995,000	992,500

		Junior Secured Term Loan (11.5%, Due 4/15)	1,000,000	1,000,000	957,500

Nice-Pak Products, Inc. (6) (Containers, Packaging & Glass)	Manufacturer of pre-moistened wipes	Senior Secured Term Loan (8.5%, Due 6/14) (3)	2,992,500	2,992,500	2,932,700

Prince Mineral Company, Inc. (Metals & Minerals)	Manufacturer of pigments	Junior Secured Term Loan (10.4%, Due 12/12) (3)	11,400,000	11,400,000	11,400,000

		Senior Subordinated Debt (14.0%, Due 7/13) (2) (3)	11,893,353	11,893,353	11,893,353

Quartermaster, Inc. (Retail Stores)	Retailer of uniforms and tactical equipment to law enforcement and security professionals	Revolving Line of Credit (10.0%, Due 12/10) (3)	500,000	500,000	500,000

		Senior Secured Term Loan A (10.0%, Due 12/10) (3)	4,688,750	4,688,750	4,688,750

		Senior Secured Term Loan B (11.2%, Due 12/10) (3)	2,581,250	2,581,250	2,581,250

		Senior Secured Term Loan C (15.0%, Due 12/11) (2) (3)	3,273,249	3,273,249	3,273,249

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

R-O-M Corporation (Automobile)	Manufacturer of doors, ramps and bulk heads for fire trucks and food transportation	Senior Secured Term Loan A (8.6%, Due 2/13) (3)	7,580,000	7,580,000	7,580,000

		Senior Secured Term Loan B (9.8%, Due 5/13) (3)	8,485,875	8,485,875	8,485,875

		Senior Subordinated Debt (15.0%, Due 8/13) (2)	9,120,475	9,120,475	9,120,475

Sidump’r Trailer Company, Inc. (Automobile)	Manufacturer of side dump trailers	Revolving Line of Credit (10.8%, Due 1/11) (3)	880,000	880,000	880,000

		Senior Secured Term Loan A (9.1%, Due 1/11) (3)	2,205,000	2,205,000	2,205,000

		Senior Secured Term Loan B (12.0%, Due 1/11) (3)	2,326,500	2,326,500	2,326,500

		Senior Secured Term Loan C (14.0%, Due 7/11) (2) (3)	3,210,149	3,210,149	3,210,149

		Senior Subordinated Debt (12.0%, Due 1/12) (3)	75,000	75,000	75,000

		Preferred Stock (2)		85,631	85,631

		Common Stock (4)		25	4,200

U.S. Silica Company (Buildings & Real Estate)	Miner, processor and marketer of industrial silica sand	Junior Secured Term Loan (12.3%, Due 2/14)	1,000,000	1,000,000	1,000,000

Total Non-control/non-affiliate investments (represents 81.3% of total investments at fair value)				$269,236,373	$267,629,926

Total Investments				$330,254,805	$329,224,458

Unearned Income				(3,802,860)	(3,802,860)

Total Investments Net of Unearned Income				$326,451,945	$325,421,598

(1)	Affiliate investments are generally defined under the Investment Company Act of 1940, as amended (the “1940 Act”) as companies in which the Company owns at least 5% but not more than 25% of the voting securities of the company. Controls investments are generally defined under the 1940 Act as companies in which the Company owns at more than 25% of the voting securities of the company.

(2)	Amount includes payment-in-kind (PIK) interest or dividends.

(3)	Pledged as collateral under the Company’s Securitization Facility. See Note 3 to Consolidated Financial Statements.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.

(6)	Syndicated investment which has been originated by another financial institution and broadly distributed.
See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.
Consolidated Schedule of Investments
December 31, 2006

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Affiliate investments (5% to 25% owned):

Smart, LLC (5) (Diversified/Conglomerate Service)	Provider of tuition management services	Senior Secured Term Loan A (10.4%, Due 6/11) (3)	$4,425,000	$4,425,000	$4,425,000

		Senior Secured Term Loan B (16.5%, Due 2/12) (2) (3)	3,541,605	3,541,605	3,541,605

		Membership Interest - Class B (4)		1,000,000	959,000

Total Affiliate investments (represents 3.4% of total investments at fair value)				$8,966,605	$8,925,605

Non-control/non-affiliate investments (less than 5% owned):

ADAPCO, Inc (Ecological)	Distributor of specialty chemicals and contract application services	Senior Secured Term Loan A (10.9%, Due 6/11) (3)	$13,350,000	$13,350,000	$13,350,000

		Common Stock (4)		500,000	328,500

Agent Media Corporation (Printing & Publishing)	Publisher of insurance industry periodicals	Senior Secured Term Loan A (10.1%, Due 9/08) (3)	1,000,000	1,000,000	1,000,000

		Senior Secured Term Loan B (12.4%, Due 9/09) (3)	2,130,105	2,130,105	2,130,105

		Common Stock Warrants (4)		31,000	36,200

Allied Defense Group, Inc. (Aerospace & Defense)	Diversified defense company	Common Stock Warrants (4)		463,168	505,800

Arrowhead General Insurance Agency, Inc. (6) (Insurance)	Insurance agency and program specialist	Junior Secured Term Loan (12.6%, Due 2/13) (3)	5,000,000	5,000,000	5,075,000

Borga, Inc. (Mining, Steel, Iron & Nonprecious Metals)	Manufacturer of pre-fabricated metal building systems	Senior Secured Term Loan A (8.9%, Due 3/09) (3)	1,208,500	1,208,500	1,208,500

		Senior Secured Term Loan B (11.9%, Due 5/10) (3)	1,810,250	1,810,250	1,810,250

		Senior Secured Term Loan C (16.0%, Due 5/10) (2) (3)	7,485,057	7,485,057	7,485,057

		Common Stock Warrants (4)		20,250	21,200

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Caleel + Hayden, LLC (5) (Personal & Nondurable Consumer Products)	Provider of proprietary branded professional skincare and cosmetic products to physicians and spa communities	Senior Secured Term Loan A (8.1%, Due 11/10)	5,000,000	5,000,000	5,000,000

		Senior Secured Term Loan B (10.1%, Due 11/11) (3)	11,000,000	11,000,000	11,000,000

		Senior Subordinated Debt (14.5%, Due 11/12) (2) (3)	6,272,135	6,272,135	6,272,135

		Common Stock (4)		750,000	858,100

Cheeseworks, Inc. (Grocery)	Distributor of specialty cheese and food products	Revolving Line of Credit (8.0%, Due 6/11) (3)	5,080,219	5,080,219	5,080,219

		Senior Secured Term Loan (11.0%, Due 6/11) (3)	11,845,374	11,845,374	11,845,374

Copperhead Chemical Company, Inc. (Chemicals, Plastics & Rubber)	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt (15.3%, Due 11/10) (2) (3)	4,824,790	4,824,790	4,824,790

Dover Saddlery, Inc. (Retail Stores)	Equestrian products catalog retailer	Senior Subordinated Debt (11.5%, Due 9/09) (3)	3,000,000	3,000,000	3,000,000

		Common Stock (4)		148,200	171,200

Eight O’Clock Coffee Company (6) (Beverage, Food & Tobacco)	Manufacturer, distributor, and marketer of coffee	Junior Secured Term Loan (11.9%, Due 7/13) (3)	9,000,000	9,000,000	9,146,250

Employbridge Holding Company (5)(6) (Personal, Food & Miscellaneous Services)	A provider of specialized staffing services	Junior Secured Term Loan (12.4%, Due 10/13) (3)	3,000,000	3,000,000	3,007,500

Encore Legal Solutions, Inc. (Printing & Publishing)	Legal document management services	Junior Secured Term Loan A (10.6%, Due 12/09) (3)	3,819,500	3,819,500	3,819,500

		Junior Secured Term Loan B (10.8%, Due 12/09) (3)	6,907,625	6,907,625	6,907,625

		Senior Subordinated Debt (15.0%, Due 5/10) (2) (3)	5,098,906	5,098,906	5,098,906

		Common Stock Warrants (4)		350,000	—

EXL Acquisition Corp. (Electronics)	Manufacturer of lab testing supplies	Senior Secured Term Loan A (8.6%, Due 3/11) (3)	7,100,000	7,100,000	7,100,000

		Senior Secured Term Loan B (9.1%, Due 3/12) (3)	2,382,000	2,382,000	2,382,000

		Senior Secured Term Loan D (15.0%, Due 3/12) (2) (3)	5,000,833	5,000,833	5,000,833

		Common Stock — Class A (4)		2,475	86,300

		Common Stock — Class B (2)		267,466	268,266

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Fairchild Industrial Products, Co. (Electronics)	Manufacturer of industrial controls and power transmission products	Senior Secured Term Loan A (9.4%, Due 7/10) (3)	9,770,000	9,770,000	9,770,000

		Senior Secured Term Loan B (11.4%, Due 7/11) (3)	2,793,750	2,793,750	2,793,750

		Senior Subordinated Debt (15.5%, Due 7/11) (2)	5,368,427	5,368,427	5,368,427

		Preferred Stock — Class A (2)		399,401	399,401

		Common Stock — Class B (4)		121,598	80,400

Impact Products, LLC (Machinery)	Distributor of janitorial supplies	Junior Secured Term Loan B (9.6%, Due 9/12) (3)	7,462,500	7,462,500	7,462,500

		Junior Secured Term Loan C (13.5%, Due 9/12) (2) (3)	5,596,938	5,596,938	5,596,938

Innovative Concepts in Entertainment, Inc. (Personal & Nondurable Consumer Products)	Manufacturer of coin operated games	Senior Secured Term Loan A (9.4%, Due 2/11) (3)	5,550,000	5,550,000	5,550,000

		Senior Secured Term Loan B (9.9%, Due 2/11) (3)	3,582,000	3,582,000	3,582,000

		Senior Secured Term Loan C (13.0%, Due 8/11) (3)	3,900,000	3,900,000	3,900,000

Keltner Enterprises, LLC (5) (Oil & Gas)	Distributor of automotive oils, chemicals and parts	Senior Subordinated Debt (14.0%, Due 12/11) (3)	3,850,000	3,850,000	3,850,000

L.A. Spas, Inc. (Chemicals, Plastics & Rubber)	Manufacturer of above ground spas	Senior Subordinated Debt (15.5%, Due 1/10) (2) (3)	7,020,843	7,020,843	7,020,843

		Common Stock Warrants (4)		5,000	—

Natural Products Group, LLC (5)(6) (Personal & Nondurable Consumer Products)	Manufacturer and marketer of branded personal care products	Junior Secured Term Loan (11.9%, Due 12/13) (3)	4,000,000	4,000,000	4,040,000

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Prince Mineral Company, Inc. (Metals & Minerals)	Manufacturer of pigments	Junior Secured Term Loan (10.3%, Due 12/12) (3)	11,475,000	11,475,000	11,475,000

		Senior Subordinated Debt (14.0%, Due 7/13) (2) (3)	11,803,278	11,803,278	11,803,278

Quartermaster, Inc. (Retail Stores)	Retailer of uniforms and tactical equipment to law enforcement and security professionals	Senior Secured Term Loan A (9.9%, Due 12/10) (3)	6,000,000	6,000,000	6,000,000

		Senior Secured Term Loan B (11.2%, Due 12/10) (3)	2,600,000	2,600,000	2,600,000

		Senior Secured Term Loan C (15.0%, Due 12/11) (2) (3)	3,199,633	3,199,633	3,199,633

R-O-M Corporation (Automobile)	Manufacturer of doors, ramps and bulk heads for fire trucks and food transportation	Revolving Line of Credit (9.1%, Due 12/09) (3)	1,500,000	1,500,000	1,500,000

		Senior Secured Term Loan A (9.0%, Due 12/09) (3)	2,958,000	2,958,000	2,958,000

		Senior Secured Term Loan B (9.4%, Due 12/10) (3)	3,374,500	3,374,500	3,374,500

		Senior Subordinated Debt (16.0%, Due 12/10) (2) (3)	7,082,680	7,082,680	7,082,680

Robert Rothschild Farm, Inc. (Beverage, Food & Tobacco)	Manufacturer of specialty food products	Senior Secured Term Loan B (9.1%, Due 7/11) (3)	4,500,000	4,500,000	4,500,000

		Senior Subordinated Debt (16.3%, Due 1/12) (2) (3)	4,902,868	4,902,868	4,902,868

Sidump’r Trailer Company, Inc. (Automobile)	Manufacturer of side dump trailers	Revolving Line of Credit (10.8%, Due 1/11) (3)	430,000	430,000	430,000

		Senior Secured Term Loan A (9.0%, Due 1/11) (3)	2,660,000	2,660,000	2,660,000

		Senior Secured Term Loan B (12.0%, Due 1/11) (3)	2,344,125	2,344,125	2,344,125

		Senior Secured Term Loan C (14.0%, Due 7/11) (2) (3)	3,161,694	3,161,694	3,161,694

		Senior Subordinated Debt (12.0%, Due 1/12) (3)	75,000	75,000	75,000

		Preferred Stock (2)	80,808	80,808	80,808

		Common Stock (4)	25	25	49,700

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Stolle Machinery Company, LLC (6) (Machinery)	Provider of capital equipment used in the production of aluminum or steel beverage and food cans	Junior Secured Term Loan (11.4%, Due 9/13)	500,000	500,000	502,500

Total Non-control/non-affiliate investments (represents 96.6% of total investments at fair value)				$251,915,921	$251,933,655

Total Investments				$260,882,526	$260,859,260

Unearned Income				(3,610,884)	(3,610,884)

Total Investments Net of Unearned Income				$257,271,642	$257,248,376

(1)	The Company does not “control,” and, except with respect to Smart, LLC, is not an “affiliate” of, any of its portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company “controls” a portfolio company if it owns 25% or more of its voting securities and is an “affiliate” of a portfolio company if the Company owns 5% or more of its voting securities.

(2)	Amount includes payment-in-kind (PIK) interest or dividends.

(3)	Pledged as collateral under the Company’s Securitization Facility. See Note 3 to Consolidated Financial Statements.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.

(6)	Syndicated investment which has been originated by another financial institution and broadly distributed.
See Notes to Consolidated Financial Statements

Patriot Capital Funding, Inc.
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Description of Business and Basis of Presentation
Description of Business
Patriot Capital Funding, Inc. (the “Company”) is a specialty finance company that provides customized financing solutions to small- to mid-sized companies. The Company typically invests in companies with annual revenues between $10 million and $100 million, and companies which operate in diverse industry sectors. Investments usually take the form of senior secured loans, junior secured loans, subordinated debt investments, and equity or equity-related instruments. The Company’s equity co-investments are generally expected to be less than $2.0 million. The Company also offers “one-stop” financing, which typically includes a revolving credit line, one or more senior secured term loans and a subordinated debt investment.
The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. In addition, the Company has also previously elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).
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
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS No. 159 would allow the Company an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Company is currently evaluating this Statement and does not anticipate that adoption will have a significant impact, if any, on our results of operations or financial condition.

In June 2007, the AICPA issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-01”). SOP 07-01 also provides guidance for determining whether investment company accounting applied by a subsidiary or equity method investee should be retained in the financial statements of the parent company or an equity method investor. SOP 07-01 is effective for fiscal years beginning after December 15, 2007 with early adoption encouraged. On October 18, 2007, the FASB stated its intention to defer the effective date of SOP 07-01 indefinitely. During this deferral period, the FASB stated that it may propose certain modifications to SOP 07-01. Based on its review of SOP 07-01 as issued by the AICPA in June 2007, management concluded that adoption of SOP 07-01 would not have a material impact to its financial statements. However, given that modifications may be made prior to final adoption of SOP 07-01, management can not determine the impact to the Company’s financial statements at this time.
Interest, Dividends, Fees, and Other Investment Income
Interest and dividend income is recognized as revenue when earned according to the terms of the investment, and when in the opinion of management, it is collectible. Premiums paid and discounts obtained, including discounts in the form of fees, are amortized into interest income over the estimated life of the investment using the interest method. Fees consist principally of loan and arrangement fees, annual administrative fees, unused fees, prepayment fees, amendment fees, equity structuring fees and waiver fees. Equity structuring fees are recognized as earned, which is generally when the investment transaction closes. Other investment income consists principally of the recognition of unamortized deferred financing fees received from portfolio companies on the repayment of their debt investment, the sale of the debt investment or a reduction of available credit under the debt investment.
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
For the Company’s fiscal tax years ending July 31, 2007 and 2006, the Company determined that $335,000 and $2.5 million, respectively, of distributions paid to stockholders represented a tax return of capital for the respective fiscal tax years. Such amounts had been reclassified as a return of capital from distributions to paid-in capital at July 31, 2007 and 2006, respectively.
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
Reclassifications
Certain prior period amounts have been reclassified to the current presentation.
Note 2. Investments
At September 30, 2007 and December 31, 2006, investments consisted of the following:

	September 30, 2007		December 31, 2006
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$320,686,590	$319,621,790	$256,743,135	$257,014,385
Investments in equity securities	9,568,215	9,602,668	4,139,391	3,844,875

Subtotal	330,254,805	329,224,458	260,882,526	260,859,260
Unearned income	(3,802,860)	(3,802,860)	(3,610,884)	(3,610,884)

Total	$326,451,945	$325,421,598	$257,271,642	$257,248,376

At September 30, 2007 and December 31, 2006, $117.8 million and $102.7 million, respectively, of the Company’s portfolio investments at fair value were at fixed rates, which represented approximately 36% and 39%, respectively, of the Company’s total portfolio of investments at fair value. The Company generally structures its subordinated debt at fixed rates, while most of its senior secured and junior secured loans are at variable rates determined on the basis of a benchmark such as LIBOR or prime rate. The Company’s loans generally have stated maturities ranging from 4 to 7.5 years.
At September 30, 2007 and December 31, 2006, the Company had equity investments and warrant positions designed to provide the Company with an opportunity for an enhanced internal rate of return. These instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains.
During the three and nine months ended September 30, 2007, the Company realized a gain of $8,000 and $92,000, respectively, on the sale of portfolio investments. During the three months ended September 30, 2006, the Company did not record any gain or loss on its investments. During the nine months ended September 30, 2006, the Company realized a loss of $3.3 million on the sale of one of its portfolio investments. During the three and nine months ended September 30, 2007, the Company recorded unrealized depreciation on its investments of $1.1 million and $1.0 million, respectively. During the three months ended September 30, 2006, the Company recorded unrealized depreciation on its investments of $344,000 and for the nine months ended September 30, 2006, the Company recorded unrealized appreciation on its investments of $3.5 million. The unrealized appreciation recorded by the Company during the nine months ended September 30, 2006 related to an accounting entry the Company made to reverse previously recorded unrealized depreciation with respect to an investment when such investment was sold for a realized loss of $3.3 million.
The composition of the Company’s investments as of September 30, 2007 and December 31, 2006 at cost and fair value was as follows, excluding unearned income:

	September 30, 2007				December 31, 2006
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Senior Secured Debt	$179,163,043	54.2%	$178,700,743	54.3%	$140,682,645	53.9%	$140,682,645	53.9%
Junior Secured Debt	57,982,778	17.6	57,380,278	17.4	56,761,563	21.8	57,032,813	21.9
Subordinated Debt	83,540,769	25.3	83,540,769	25.4	59,298,927	22.7	59,298,927	22.7
Warrants / Equity	9,568,215	2.9	9,602,668	2.9	4,139,391	1.6	3,844,875	1.5

Total	$330,254,805	100.0%	$329,224,458	100.0%	$260,882,526	100.0%	$260,859,260	100.0%

(1)	Represents percentage of total portfolio.
The composition of the Company’s investment portfolio by industry sector, using Moody’s Industry Classifications, excluding unearned income, as of September 30, 2007 and December 31, 2006 at cost and fair value was as follows:

	September 30, 2007				December 31, 2006
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Electronics	$43,435,287	13.1%	$43,540,683	13.2%	$33,205,950	12.7%	$33,249,377	12.8%
Machinery	41,304,918	12.5	41,819,418	12.7	13,559,438	5.2	13,561,938	5.2
Automobile	33,968,655	10.3	33,972,830	10.3	23,666,832	9.1	23,716,507	9.1
Personal & Nondurable Consumer Products	29,928,239	9.1	30,220,439	9.2	40,054,135	15.4	40,202,235	15.4
Grocery	23,889,507	7.2	23,968,007	7.3	16,925,593	6.5	16,925,593	6.5
Metals & Minerals	23,293,353	7.1	23,293,353	7.1	23,278,278	8.9	23,278,278	8.9
Printing & Publishing	19,104,982	5.8	18,704,982	5.7	19,337,136	7.4	18,992,336	7.3
Ecological	14,850,000	4.5	13,950,000	4.2	13,850,000	5.3	13,678,500	5.2
Textiles & Leather	14,633,657	4.4	14,526,757	4.4	—	—	—	—
Retail Stores	14,191,449	4.3	14,235,249	4.3	14,947,833	5.7	14,970,833	5.7
Mining, Steel, Iron & Nonprecious Metals	11,073,792	3.4	11,060,642	3.3	10,524,057	4.0	10,525,007	4.0
Chemicals, Plastic & Rubber	10,735,988	3.3	10,730,988	3.3	11,850,633	4.5	11,845,633	4.5
Housewares & Durable Consumer Products	9,908,560	3.0	9,896,660	3.0	—	—	—	—
Diversified/Conglomerate Service	9,706,790	2.9	9,887,190	3.0	8,966,605	3.4	8,925,605	3.4
Beverage, Food & Tobacco	9,000,000	2.7	8,730,000	2.6	18,402,868	7.1	18,549,118	7.1
Buildings & Real Estate	5,923,960	1.8	5,923,960	1.8	—	—	—	—
Insurance	5,000,000	1.5	4,850,000	1.5	5,000,000	1.9	5,075,000	2.0
Oil & Gas	3,850,000	1.2	3,850,000	1.2	3,850,000	1.5	3,850,000	1.5
Personal, Food & Miscellaneous Services	3,000,000	0.9	2,910,000	0.9	3,000,000	1.2	3,007,500	1.2
Containers, Packaging & Glass	2,992,500	0.9	2,932,700	0.9	—	—	—	—
Aerospace & Defense	463,168	0.1	220,600	0.1	463,168	0.2	505,800	0.2

Total	$330,254,805	100.0%	$329,224,458	100.0%	$260,882,526	100.0%	$260,859,260	100.0%

(1)	Represents percentage of total portfolio.

Note 3. Borrowings
On September 18, 2006, the Company, through a consolidated wholly-owned bankruptcy remote, special purpose subsidiary, entered into an amended and restated securitization revolving credit facility (the “Securitization Facility”), with an entity affiliated with BMO Capital Markets Corp. (formerly Harris Nesbitt Corp). On May 2, 2007, the Company amended its Securitization Facility and lowered the interest rate payable on any outstanding balances under the Securitization Facility during the period of time the Company is permitted to make draws. The amendment also reduced or eliminated certain restrictions pertaining to certain loan covenants. On August 31, 2007, the Company amended its Securitization Facility and increased its borrowing capacity by $35 million. The amendment also extended the commitment termination date by an additional 364-day period to July 22, 2010. The amendment also reduced or eliminated certain restrictions pertaining to certain loan covenants. The Securitization Facility allows the special purpose subsidiary to borrow up to $175.0 million ($140.0 million prior to August 31, 2007) through the issuance of notes to a multi-seller commercial paper conduit administered by the affiliated entity. The Securitization Facility is secured by all of the loans held by the special purpose subsidiary. The Securitization Facility bears interest at the commercial paper rate plus 1.0% (1.35% prior to May 2, 2007) and allows the special purpose subsidiary to make draws under the facility until July 22, 2010 (July 23, 2009 prior to August 31, 2007), unless extended prior to such date for an additional 364-day period with the consent of the lender. If the Securitization Facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period following July 22, 2010 and interest will accrue on outstanding borrowings under the Securitization Facility at the prime rate plus 2.0%. The Securitization Facility provides for the payment to the lender of a monthly fee equal to 0.25% per annum on the unused amount of the Securitization Facility. The Company can use the proceeds of the Securitization Facility to fund loan origination activities and for general corporate purposes. Each loan origination under the Securitization Facility will be subject to the satisfaction of certain conditions. The predecessor securitization revolving credit facility to the Securitization Facility: (i) allowed our special purpose subsidiary to make draws under the Securitization Facility until July 24, 2008, unless extended prior to such date for an additional 364-day period with the consent of the lender thereto; (ii) bore interest at the commercial paper rate plus 1.75%, (iii) provided that in the event that the Securitization Facility was not extended, any principal amounts then outstanding would be amortized over a 24-month period following July 24, 2008 and interest would accrue on outstanding borrowings under the Securitization Facility at the prime rate plus 2.0%; and (iv) contained more stringent restrictions regarding certain loan concentrations. At September 30, 2007 and December 31, 2006, $133.3 million and $98.4 million, respectively, of borrowings were outstanding under the Securitization Facility. At September 30, 2007, the interest rate was 7.2%. Interest expense for the three and nine months ended September 30, 2007 and 2006 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Interest charges	$1,981,617	$842,737	$4,927,691	$2,449,042
Amortization of debt issuance costs	62,593	93,199	202,711	295,796
Unused facility fees	23,257	58,947	85,786	173,433

Total	$2,067,467	$994,883	$5,216,188	$2,918,271

The Securitization Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum yields on funded loans. The Securitization Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Securitization Facility. In connection with the origination of the Securitization Facility (including amendments), the Company incurred $1.4 million of fees and legal costs which are being amortized over the term of the Securitization Facility.
In 2006 and 2007, the Company, through our special purpose subsidiary, entered into four interest rate swap agreements. The swap agreements have a fixed rate range of 4.8% to 5.2% on an initial notional amount totaling $33.5 million. The swap agreements expire five years from issuance. The swaps were put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. For the three and nine months ended September 30, 2007, net unrealized depreciation attributed to the swaps were approximately $382,000 and $260,000, respectively, and for the three and nine months ended September 30, 2006, net unrealized depreciation attributed to the swaps were approximately $225,000 and $26,000, respectively. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower rates with respect to the outstanding borrowings.
Note 4. Stock Option Plan
During 2005, the Company established a stock option plan (the “Plan”) and reserved 1,341,748 shares of common stock for issuance under the Plan. In June 2006, the stockholders approved the issuance of an additional 1,089,929 shares of the Company’s common stock upon exercise of options to be granted under the Plan, and in June 2007, the stockholders approved the issuance of an additional 1,213,000 shares of the Company’s common stock upon exercise of options to be granted under the Plan. On August 2, 2005, options to purchase a total of 1,301,496 shares of common stock were granted to the Company’s executive officers with an exercise price of $14.00 per share (the initial public offering price of the common stock at date of grant). Such options vest equally over three years from the date of grant and have a ten-year exercise period. On June 26, 2006, options to purchase a total of 903,000 shares of common stock were granted to the Company’s executive officers and employees with an exercise price of $10.97 per share (the closing market price of the common stock at date of grant). Such options vest equally, on a monthly basis, over three years from the date of grant and have a ten-year exercise period. On February 23, 2007, options to purchase a total of 227,181 shares of common stock were granted to the Company’s executive officers and employees with an exercise price of $14.38 per share (the closing market price of the common stock at date of grant). Such options vest equally, on a monthly basis, over three years from the date of grant and have a ten-year exercise period. As of September 30, 2007, 2.4 million options were outstanding, 854,000 of which were exercisable. The options have a weighted average remaining contractual life of 8.3 years, a weighted average exercise price of $12.91, and an aggregate intrinsic value of approximately $2.2 million.

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
Assumptions used with respect to future grants may change as the Company’s actual experience may be different. The fair value of options granted in 2007, 2006 and 2005 was approximately $0.99, $0.74 and $0.90, respectively, using the Black-Scholes option pricing model. The Company has adopted the policy of recognizing compensation cost for options with graded vesting on a straight-line basis over the requisite service period for the entire award. For the three and nine months ended September 30, 2007, the Company recorded compensation expense related to stock options of approximately $172,000 and $503,000, respectively, and for the three and nine months ended September 30, 2006, the Company recorded compensation expense related to stock options of approximately $154,000 and $352,000, respectively, which is included in compensation expense in the consolidated statements of operations. The Company does not record the tax benefits associated with the expensing of stock options since the Company elected to be treated as a RIC under Subchapter M of the Internal Revenue Code and as such, the Company is not subject to federal income tax on the portion of taxable income and gains distributed to stockholders, provided that at least 90% of its annual taxable income is distributed and certain other conditions are satisfied. As of September 30, 2007, there was $893,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over 2.4 years.
Note 5. Earnings Per Share and Common Stock
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic:
Net income	$4,006,873	$3,527,175	$15,062,954	$11,066,186

Weighted average common shares outstanding	18,284,737	15,781,525	18,024,294	13,582,320
Earnings per common share, basic	$0.22	$0.22	$0.84	$0.81

Diluted:
Net income	$4,006,873	$3,527,175	$15,062,954	$11,066,186

Weighted average common shares outstanding	18,284,737	15,781,525	18,024,294	13,582,320
Dilutive effect of stock options	191,312	54,891	191,312	54,891

Weighted average common shares and common stock equivalents	18,476,049	15,836,416	18,215,606	13,637,211

Earnings per common share, diluted	$0.22	$0.22	$0.83	$0.81

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
The Company, during 2005, established a dividend reinvestment plan, and during the nine months ended September 30, 2007 and the year ended December 31, 2006, issued 99,988 and 85,339 shares, respectively, in connection with distributions paid. The following table reflects the Company’s distributions paid since January 1, 2006:

Date Declared	Record Date	Payment Date	Amount

August 2, 2007	September 14, 2007	October 17, 2007	$0.32
April 30, 2007	June 15, 2007	July 17, 2007	$0.32
February 23, 2007	March 15, 2007	April 18, 2007	$0.32
November 10, 2006	December 15, 2006	January 17, 2007	$0.31
August 7, 2006	September 15, 2006	October 17, 2006	$0.31
May 9, 2006	June 2, 2006	July 17, 2006	$0.29
February 28, 2006	March 21, 2006	April 11, 2006	$0.29
Note 6. Commitments and Contingencies
The balance of unused commitments to extend credit was $21.2 million and $27.0 million at September 30, 2007 and December 31, 2006, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as contingent investment draws, revolving credit arrangements or similar transactions. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the portfolio company. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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
The Company leases its corporate offices and certain equipment under operating leases with terms expiring in 2011. Future minimum lease payments due under operating leases at September 30, 2007 are as follows: $74,000 — remainder of 2007, $267,000 — 2008, $241,000 — 2009, $247,000 — 2010, $21,000 — 2011. Rent expense was approximately $66,000 and $177,000, for the three and nine months ended September 30, 2007. Rent expense was approximately $56,000 and $168,000, for the three and nine months ended September 30, 2006. At September 30, 2007, the Company had an outstanding letter of credit in the amount of $38,000 as a security deposit for the lease of the Company’s corporate offices.
Note 7. Concentrations of Credit Risk
The Company’s portfolio companies are primarily small- to mid-sized companies that operate in a variety of industries.
At September 30, 2007 and December 31, 2006, the Company’s two largest investments (as a percentage of commitments) represented approximately 15% and 17%, respectively, of the total investment portfolio at fair value. Investment income, consisting of interest, dividends and fees, can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given year can be highly concentrated among several customers. During the three and nine months ended September 30, 2007 and 2006, the Company did not record investment income from any portfolio company in excess of 10.0% of total investment income.

Note 8. Income Taxes
Effective August 1, 2005, the Company elected to be treated as a RIC. The Company’s first RIC tax year ended on July 31, 2006 and its next RIC tax year ended on July 31, 2007. The Company’s policy is to comply with the requirements of the Code that are applicable to RICs and to distribute substantially all of its taxable income to its stockholders. To date, the Company has fully met all of the distribution requirements and other requirements of Subchapter M, therefore, no federal, state or local income tax provision is required.
Distributable taxable income for the period January 1, 2007 through September 30, 2007 and for the period August 1, 2006 (beginning of the current RIC tax year) through July 31, 2007 is as follows:

	January 1, 2007	August 1, 2006
	to	to
	September 30, 2007	July 31, 2007
GAAP net investment income	$16,238,000	$19,407,000
Tax timing differences of:
Origination fees, net	571,000	883,000
Stock compensation expense, bonus accruals, original issue discount and other	229,000	846,000

Tax distributable income	$17,038,000	$21,136,000

Distributable taxable income differs from GAAP net investment income primarily due to: (1) origination fees received in connection with investments in portfolio companies, which are amortized into interest income over the estimated life of the investment for GAAP purposes, are treated as taxable income upon receipt; (2) certain stock compensation and other bonus accruals, which are expensed currently for GAAP purposes, are not currently deductible for tax purposes; (3) certain debt investments that generate original issue discount; and (4) other, which includes depreciation and amortization.
Distributions which exceed tax distributable income (tax net investment income and realized gains, if any) are reported as distributions of paid-in capital. The taxability of the distributions made in the period August 1, 2006 through July 31, 2007 is as follows:

August 1, 2006
to
July 31, 2007
Distributions paid from:
Ordinary income	$21,136,000
Long-term capital gains	—

Subtotal	21,136,000
Tax return of capital	335,000

Total distributions	$21,471,000

The tax cost basis of the Company’s investments as of September 30, 2007 and December 31, 2006 approximates the book cost. There were no capital gain distributions in either 2007 or 2006.
At September 30, 2007, the Company had a net capital loss carryforward, of $3.2 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will expire in the Company’s tax fiscal year ending July 31, 2014.

Note 9. Financial Highlights

	For the Nine Months Ended
	September 30,
	2007	2006
Per Share Data:
Net asset value at beginning of period	$10.37	$10.48
Net investment income	.90	.69
Net gain (loss) on investments	.01	(.21)
Net change in unrealized appreciation (depreciation) in investments	(.06)	.22
Net change in unrealized swap depreciation	(.02)	—
Effect of issuance of common stock	.41	(.06)
Distributions from net investment income	(.90)	(.69)
Tax return of capital	(.02)	(.07)
Distributions in excess of net investment income	(.05)	—
Stock based compensation expense	.03	.02

Net asset value at end of period	$10.67	$10.38

Total net asset value return (1)	12.3%	6.3%

Per share market value, December 31	$14.49	$12.20
Per share market value, September 30	$13.37	$13.32

Total market value return (2)	(1.0)%	15.4%

Shares outstanding at end of period	18,291,982	15,786,769

Ratios and Supplemental Data:
Net assets at end of period	$195,230,000	$163,855,000
Average net assets	195,495,000	145,025,000
Ratio of operating expenses to average net assets (annualized)	7.9%	7.4%
Ratio of net investment income (loss) to average net assets (annualized)	11.1%	10.0%
Average borrowings outstanding	$98,682,000	$48,114,000
Average amount of borrowings per share	$5.39	$3.05

(1)	The total net asset value return (not annualized) reflects the change in net asset value of a share of stock, plus distributions.

(2)	The total market value return (not annualized) reflects the change in the ending market value per share plus distributions, divided by the beginning market value per share.
Note 10. Subsequent Events
On October 2, 2007, the Company closed a follow-on public offering of 2,300,000 shares of common stock and raised gross proceeds of $30.5 million less underwriters’ commissions and discounts, and fees of $1.4 million.
On October 18, 2007, the Company received gross proceeds of $1.0 million in conjunction with the full repayment of a junior secured term loan to U.S. Silica Company.
On November 1, 2007, the Board of Directors declared a cash distribution of $0.33 per share, payable on January 16, 2008 to stockholders of record as of the close of business on December 14, 2007. Such cash distribution is payable on total shares issued and outstanding on the record date.
On November 1, 2007, the Company closed a $13.8 million investment commitment in Aircraft Fasteners International, LLC, a distributor of fasteners and related hardware for use in the aerospace, electronics, and defense industries. The financing is comprised of a senior secured revolving line of credit, senior secured term debt, senior subordinated debt and an equity investment. The company funded $12.3 million at close.

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
     In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our 2006 annual report on Form 10-K. Other factors that could cause actual results to differ materially include:
•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy; and

•	future changes in laws or regulations and conditions in our operating areas.
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
Portfolio Composition
     Our primary business is lending to and investing in small- to mid-sized businesses through investments in senior secured loans, junior secured loans, subordinated debt investments and equity-based investments, including warrants. The fair value of our portfolio (excluding unearned income of $3.8 million and $3.6 million at September 30, 2007 and December 31, 2006, respectively) was $329.2 million and $260.9 million at September 30, 2007 and December 31, 2006, respectively. The increase in the value of our portfolio each period was primarily attributable to newly-originated investments.

     Total portfolio investment activity (excluding unearned income) as of and for the nine months ended September 30, 2007 and the year ended December 31, 2006 was as follows:

	September 30, 2007	December 31, 2006

Beginning portfolio at fair value	$260,859,260	$141,390,954
Investments in debt securities	121,381,250	154,876,598
Investments in equity securities	5,550,000	3,074,997
Investment repayments	(55,003,504)	(37,627,269)
Increase in payment-in-kind interest/dividends	2,819,283	2,424,927
Sale of investments	(5,374,749)	(7,098,878)
Change in fair value of investments	(1,007,082)	3,817,931

Ending portfolio at fair value	$329,224,458	$260,859,260

     As of September 30, 2007 and December 31, 2006, the composition of our portfolio at fair value (excluding unearned income) was as follows:

	September 30, 2007		December 31, 2006
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio

Senior secured revolving lines of credit	$13,780,219	4.2%	$7,010,219	2.7%
Senior secured term loans	164,920,524	50.1	133,672,426	51.2
Junior secured term loans	57,380,278	17.4	57,032,813	21.9
Senior subordinated debt	83,540,769	25.4	59,298,927	22.7
Investments in equity securities	9,602,668	2.9	3,844,875	1.5

Totals	$329,224,458	100.0%	$260,859,260	100.0%

     For the nine months ended September 30, 2007 and year ended December 31, 2006, the weighted average yield on all of our outstanding debt investments was approximately 12.5% and 13.4%, respectively. The weighted average balance of our debt investment portfolio during the three months ended September 30, 2007 was $302.0 million up from $282.9 million during the three months ended June 30, 2007 and up from $192.4 million during the year ended December 31, 2006. The decrease in yield from December 31, 2006 to September 30, 2007 is due to the change in asset mix to a heavier weighting of senior secured assets in addition to the recognition of less deferred financing fees. Yields are computed using actual interest income earned for the year (annualized for the nine months ended September 30, 2007), including amortization of loan fees and original issue discount, divided by the weighted average fair value of debt investments. The yield during the nine months ended September 30, 2007 was positively impacted by the recognition of deferred financing fees received from six of our portfolio companies as a result of either the repayment of their entire outstanding debt, sale of debt, sale of warrants or reduction of available credit. For the nine months ended September 30, 2007 and the year ended December 31, 2006, the weighted average yield on all of our outstanding debt investments was approximately 12.3% and 13.0%, respectively, excluding the impact of the unamortized deferred financing fees. The amount of deferred financing fees recognized during the nine months ended September 30, 2007 and the year ended December 31, 2006 totaled $472,000 and $713,000, respectively. As of September 30, 2007 and December 31, 2006, $117.8 million and $102.7 million, respectively, of our portfolio investments at fair value (excluding unearned income) were at fixed interest rates, which represented approximately 36% and 39%, respectively, of our total portfolio of investments at fair value (excluding unearned income). We generally structure our subordinated debt investments at fixed rates while many of our senior secured and junior secured loans are, and will be, at variable rates.
     In 2006 and 2007, we, through our special purpose subsidiary, entered into four interest rate swap agreements. Our swap agreements have a fixed rate range of 4.8% to 5.2% on an initial notional amount totaling $33.5 million. The swap agreements expire five years from issuance. The swaps were put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. For the three and nine months ended September 30, 2007, net unrealized losses attributed to the swaps were approximately $382,000 and $260,000, respectively, and for the three and nine months ended September 30, 2006, net unrealized losses attributed to the swaps were approximately $225,000 and $26,000, respectively. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower rates with respect to the hedged portfolio.
     At September 30, 2007 and December 31, 2006, our equity investments consisted of common and preferred stock, LLC membership interests and warrants to acquire equity interests in certain of our portfolio companies. Equity investments allow us to participate in the potential appreciation in the value of the portfolio company, while minimizing the amount of upfront cost to us.
     As of September 30, 2007 and December 31, 2006, the composition of our investment portfolio by industry sector, using Moody’s Industry Classifications, (excluding unearned income) at cost and fair value was as follows:

	September 30, 2007				December 31, 2006
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Electronics	$43,435,287	13.1%	$43,540,683	13.2%	$33,205,950	12.7%	$33,249,377	12.8%
Machinery	41,304,918	12.5	41,819,418	12.7	13,559,438	5.2	13,561,938	5.2
Automobile	33,968,655	10.3	33,972,830	10.3	23,666,832	9.1	23,716,507	9.1
Personal & Nondurable Consumer Products	29,928,239	9.1	30,220,439	9.2	40,054,135	15.4	40,202,235	15.4
Grocery	23,889,507	7.2	23,968,007	7.3	16,925,593	6.5	16,925,593	6.5
Metals & Minerals	23,293,353	7.1	23,293,353	7.1	23,278,278	8.9	23,278,278	8.9
Printing & Publishing	19,104,982	5.8	18,704,982	5.7	19,337,136	7.4	18,992,336	7.3
Ecological	14,850,000	4.5	13,950,000	4.2	13,850,000	5.3	13,678,500	5.2
Textiles & Leather	14,633,657	4.4	14,526,757	4.4	—	—	—	—
Retail Stores	14,191,449	4.3	14,235,249	4.3	14,947,833	5.7	14,970,833	5.7
Mining, Steel, Iron & Nonprecious Metals	11,073,792	3.4	11,060,642	3.3	10,524,057	4.0	10,525,007	4.0
Chemicals, Plastic & Rubber	10,735,988	3.3	10,730,988	3.3	11,850,633	4.5	11,845,633	4.5
Housewares & Durable Consumer Products	9,908,560	3.0	9,896,660	3.0	—	—	—	—
Diversified/Conglomerate Service	9,706,790	2.9	9,887,190	3.0	8,966,605	3.4	8,925,605	3.4
Beverage, Food & Tobacco	9,000,000	2.7	8,730,000	2.6	18,402,868	7.1	18,549,118	7.1
Buildings & Real Estate	5,923,960	1.8	5,923,960	1.8	—	—	—	—
Insurance	5,000,000	1.5	4,850,000	1.5	5,000,000	1.9	5,075,000	2.0
Oil & Gas	3,850,000	1.2	3,850,000	1.2	3,850,000	1.5	3,850,000	1.5
Personal, Food & Miscellaneous Services	3,000,000	0.9	2,910,000	0.9	3,000,000	1.2	3,007,500	1.2
Containers, Packaging & Glass	2,992,500	0.9	2,932,700	0.9	—	—	—	—
Aerospace & Defense	463,168	0.1	220,600	0.1	463,168	0.2	505,800	0.2

Total	$330,254,805	100.0%	$329,224,458	100.0%	$260,882,526	100.0%	$260,859,260	100.0%

(1)	Represents percentage of total portfolio.
     At September 30, 2007 and December 31, 2006, our two largest investments (as a percentage of commitments) represented approximately 15% and 17%, respectively, of the total investment portfolio at fair value. Investment income, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given period can be highly concentrated among several portfolio companies. During the three and nine months ended September 30, 2007 and 2006, the Company did not record investment income from any portfolio company in excess of 10% of total investment income.

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
     The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Investments at	Percentage of	Investments at	Percentage of
Investment Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	$26,914,249	8.4%	$22,689,633	8.8%
2	233,252,049	73.0	198,127,878	77.1
3	59,455,492	18.6	36,196,874	14.1
4	—	—	—	—
5	—	—	—	—

Totals	$319,621,790	100.0%	$257,014,385	100.0%

Loans and Debt Securities on Non-Accrual Status
     At September 30, 2007 and December 31, 2006, none of our loans or debt securities were on non-accrual status.
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
Comparison for the three months ended September 30, 2007 and 2006
     Total Investment Income
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
     Total investment income for the three months ended September 30, 2007 and 2006, was $9.8 million and $6.9 million, respectively. For the three months ended September 30, 2007, this amount consisted of interest income of $54,000 from cash and cash equivalents, $9.5 million of interest and dividend income from portfolio investments (which included $1.0 million in payment-in-kind or PIK interest and dividends), $187,000 in fee income and $11,000 in other investment income. For the three months ended September 30, 2006, this amount primarily consisted of interest income of $51,000 from cash and cash equivalents, $6.6 million of interest income from portfolio investments (which included $623,000 in PIK interest and dividends), $62,000 in fee income and $135,000 in other investment income.
     The increase in our total investment income for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 is primarily attributable to an increase in the weighted average balance outstanding of our interest-bearing investment portfolio during the quarter ended September 30, 2007. During the three months ended September 30, 2007, the weighted average balance outstanding of our interest-bearing investment portfolio was approximately $302.0 million as compared to approximately $206.3 million during the three months ended September 30, 2006.

     Expenses
     Expenses included compensation expense, interest on our outstanding indebtedness, professional fees, and general and administrative expenses.
     Expenses for the three months ended September 30, 2007 and 2006, were $4.3 million and $2.8 million, respectively. Expenses increased for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 by approximately $1.5 million primarily as a result of higher compensation expense, which increased by $387,000, and higher interest expense, which increased by $1.1 million. The higher compensation expense is due to the increase in salaries for existing employees, higher bonus accruals and the addition of new employees during the quarter. The increase in interest expense is due to the increase in weighted average borrowings outstanding, which were approximately $115.2 million during the three months ended September 30, 2007 as compared to $47.6 million in the comparable period in 2006 and an increase in interest rates from 6.7% at September 30, 2006 to 7.2% at September 30, 2007. Such borrowings were used primarily to fund investments.
     Net Realized Gain (Loss) on Sale of Investments
     Net realized gain (loss) on sale of investments is the difference between the proceeds received from dispositions of portfolio investments and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized. During the three months ended September 30, 2007, we realized a gain on the sale of investments in the amount of $8,000, from the sale of a commitment in one portfolio company. We did not realize any gains or losses on the sale of investments during the period ended September 30, 2006.
     Net Change in Unrealized Appreciation or Depreciation on Investments
     We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to our valuation policy and a consistently applied valuation process. At September 30, 2007, and December 31, 2006, portfolio investments recorded at fair value (including unearned income) were approximately 96.3% and 95.1%, respectively, of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments.
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
     Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. During the three months ended September 30, 2007 and 2006, we recorded net unrealized depreciation of $1.1 million and $344,000, respectively, on our investments. A substantial portion of our unrealized depreciation during the third quarter of 2007 resulted from quoted market prices below par on our syndicated loan portfolio as a result of disruption in the financial and credit markets for large syndicated loans. Sustained market disruptions in the large corporate leverage loan market could continue to have a downward impact on the amount of unrealized depreciation we record on our investments.
     Net Unrealized Appreciation or Depreciation on Interest Rate Swaps
     Net unrealized depreciation on interest rate swaps represents the change in value of the swap agreements. For the three months ended September 30, 2007, we recorded an unrealized depreciation of approximately $382,000 on our interest rate swap agreements as compared to a $225,000 unrealized depreciation in the comparable period in 2006. The unrealized depreciation in our interest rate swaps resulted from the volatility in interest rates during the quarter.
     Net Income
     Net income was $4.0 million for the quarter ended September 30, 2007 as compared to $3.5 million for the quarter ended September 30, 2006. The $500,000 increase in net income was primarily a result of an increase in total investment income of $2.9 million in 2007, offset by an increase in operating expenses in the amount of $1.5 million in 2007 and unrealized depreciation in the amount of $925,000.

Comparison for the nine months ended September 30, 2007 and 2006
     Total Investment Income
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
     Total investment income for the nine months ended September 30, 2007 and 2006, was $27.8 million and $18.9 million, respectively. For the nine months ended September 30, 2007, this amount consisted of interest income of $192,000 from cash and cash equivalents, $26.3 million of interest income from portfolio investments (which included $2.8 million in payment-in-kind or PIK interest and dividends), $881,000 in fee income and $435,000 in other investment income. For the nine months ended September 30, 2006, this amount consisted of interest income of $316,000 from cash and cash equivalents, $17.6 million of interest income from portfolio investments (which included $1.8 million in payment-in-kind or PIK interest and dividends), $188,000 in fee income, and $848,000 of other investment income.
     The increase in our total investment income for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 is primarily attributable to an increase in the weighted average balance outstanding of our interest-bearing investment portfolio during the nine months ended September 30, 2007. During the nine months ended September 30, 2007, the weighted average balance outstanding of our interest-bearing investment portfolio was approximately $283.6 million as compared to approximately $179.3 million during the nine months ended September 30, 2006.
     Expenses
     Expenses include compensation expense, interest on our outstanding indebtedness, professional fees, and general and administrative expenses.
     Expenses for the nine months ended September 30, 2007 and 2006, were $11.6 million and $8.0 million, respectively. Expenses increased for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, by approximately $3.6 million, primarily as a result of a $2.3 million increase in interest expense and a $1.2 million increase in compensation expense. The higher interest expense is due to the increase in weighted average borrowings outstanding, which were approximately $98.7 million during the nine months ended September 30, 2007 as compared to $48.1 million in the comparable period in 2006 and an increase in interest rates from 6.7% at September 30, 2006 to 7.2% at September 30, 2007. The higher compensation expense is attributable to increases in the following; bonus accruals, stock option plan compensation expense and salaries.
     Net Realized Gain (Loss) on Sale of Investments
     Net realized gain (loss) on sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. During the nine months ended September 30, 2007, we realized gains of $92,000, principally due to the sale of equity warrants from one of our portfolio investments. During the nine months ended September 30, 2006, we sold our investment in Interstate Highway Sign Corporation and realized a net loss of $3.3 million.
     Net Change in Unrealized Appreciation or Depreciation on Investments
     Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. During the nine months ended September 30, 2007, we recorded net unrealized depreciation of $1.0 million on our investments. Total unrealized appreciation recorded during the nine months ended September 30, 2006 was $3.5 million, which primarily related to our investment in Interstate Highway Sign Corporation. Because we had previously recorded an unrealized depreciation of $3.8 million in the fair value of our investment, we had to make an accounting entry to reverse such unrealized depreciation when we sold such investment and recognized a realized loss of $3.3 million. A substantial portion of our unrealized depreciation during the third quarter of 2007 resulted from quoted market prices below par on our syndicated loan portfolio as a result of disruption in the financial and credit markets for large syndicated loans. Sustained market disruptions in the large corporate leverage loan market could continue to have a downward impact on the amount of unrealized depreciation we record on our investments.
     Net Unrealized Depreciation on Interest Rate Swaps
     For the nine months ended September 30, 2007 and 2006, we recorded an unrealized depreciation of approximately $260,000 and $26,000, respectively, on our interest rate swap agreements. The unrealized depreciation in our interest rate swaps resulted from the volatility in interest rates during the third quarter of 2007.

     Net Income
     Net income was $15.1 million for the nine months ended September 30, 2007 as compared to net income of $11.1 million for the nine months ended September 30, 2006. The $4.0 million increase in net income was primarily a result of an increase in total investment income of $8.9 million in 2007, and an increase in realized gain of $3.4 million offset by an increase in operating expenses of $3.6 million and an increase in unrealized depreciation in the amount of $4.7 million.
Financial Condition, Liquidity and Capital Resources
Cash, Cash Equivalents and Restricted Cash
     At September 30, 2007 and December 31, 2006, we had $3.4 million and $4.2 million, respectively, in cash and cash equivalents. In addition, at September 30, 2007 and December 31, 2006, we had $5.3 million and $5.1 million, respectively, in restricted cash which we maintained in accordance with the terms of our $175.0 million amended and restated securitization revolving credit facility with an entity affiliated with BMO Capital Markets Corp. (formerly known as Harris Nesbitt Corp.). A portion of these funds were released or available to us on October 12, 2007 and January 12, 2007, respectively.
     For the nine months ended September 30, 2007, net cash provided by operating activities totaled $14.6 million, compared to net cash provided by operating activities of $10.2 million for the comparable 2006 period. This change was due primarily to an increase in net income, a decrease in accounts payable, accrued expenses and other, a decrease in interest receivable offset by a decrease in realized gain (loss) on investments, and an increase in payment-in-kind interest and dividends. Cash used for investing activities totaled $66.5 million and $74.3 million for the nine months ended September 30, 2007 and 2006, respectively. This change was principally due to higher loan repayments and amortization in the amount of $24.1 million, offset by an increase of $18.4 million in investment originations. Cash provided by financing activities totaled $51.0 million and $68.8 million in the nine months ended September 30, 2007 and 2006, respectively. This change was principally due to a net decrease of $1.3 million in our borrowings, a decrease in restricted cash of $2.6 million, an increase in distributions paid in the amount of $8.7 million, and a decrease in net proceeds from the sale of common stock of $5.0 million.
Liquidity and Capital Resources
     On October 2, 2007, the Company closed a secondary public offering of 2, 300,000 share of common stock and received gross proceeds of $30.5 million less underwriters’ commissions and discounts, and fees of $1.4 million. On January 26, 2007, the Company closed a shelf offering of 2,370,000 shares of common stock and received gross proceeds of $33.7 million less underwriters’ commissions and discounts, and fees of approximately $2.0 million.
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
     In order to satisfy the requirements applicable to RICs under Subchapter M of the Code, we intend to continue distributing to our stockholders substantially all of our taxable income. Taxable income generally differs from net income (loss) for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Taxable income includes cash fees collected and non-cash items, such as PIK interest and dividends. Cash collections of income resulting from PIK interest generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense. See “— Regulated Investment Company Status and Distributions.”
     In addition, as a business development company, we generally are required to meet a coverage ratio of total assets less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. As of September 30, 2007, this ratio was 246%. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Borrowings
     Securitization Revolving Credit Facility. On September 18, 2006, we, through a consolidated wholly-owned bankruptcy remote, special purpose subsidiary of ours, entered into an amended and restated securitization revolving credit facility (the “Securitization Facility”), with an entity affiliated with BMO Capital Markets Corp. (formerly Harris Nesbitt Corp). On May 2, 2007, we amended our Securitization Facility and lowered the interest rate payable on any outstanding balances under the Securitization Facility during the period of time the Company is permitted to make draws. The amendment also reduced or eliminated certain restrictions pertaining to certain loan covenants. On August 31, 2007, the Company amended its Securitization Facility and increased its borrowing capacity by $35 million. The amendment also extended the commitment termination date by an additional 364-day period to July 22, 2010. The amendment also reduced or eliminated certain restrictions pertaining to certain loan covenants. The Securitization Facility allows our special purpose subsidiary to borrow up to $175 million ($140.0 million prior to August 31, 2007) through the issuance of notes to a multi-seller commercial paper conduit administered by the affiliated entity. The Securitization Facility is secured by all of the loans held by our special purpose subsidiary. The Securitization Facility bears interest at the commercial paper rate plus 1.0% (1.35% prior to May 2, 2007) and allows our special purpose subsidiary to make draws under the Securitization Facility until July 22, 2010 (July 23, 2009 prior to August 31, 2007), unless extended prior to such date for an additional 364-day period with the consent of the lender. If the Securitization Facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period following July 23, 2009 and interest will accrue on outstanding borrowings under the facility at the prime rate plus 2.0%. The Securitization Facility provides for the payment to the lender of a monthly fee equal to 0.25% per annum on the unused amount of the Securitization Facility. We will use the proceeds of the Securitization Facility to fund our loan origination activities and for general corporate purposes. Each loan origination under the Securitization Facility will be subject to the satisfaction of certain conditions. We cannot assure you that we will be able to borrow funds under the Securitization Facility at any particular time or at all. As of September 30, 2007, $133.3 million was outstanding under the Securitization Facility.
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
     In 2006 and 2007, we, through our special purpose subsidiary, entered into four interest rate swap agreements. Our swap agreements have a fixed rate range of 4.8% to 5.2% on an initial notional amount totaling $33.5 million. The swap agreements expire five years from issuance. The swaps were put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. For the three and nine months ended September 30, 2007, net unrealized depreciation attributed to the swaps were approximately $382,000 and $260,000, respectively. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower rates with respect to the outstanding borrowings.
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

     To obtain and maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute, with respect to each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. We intend to make distributions to our stockholders on a quarterly basis of substantially all of our annual taxable income (which includes our taxable interest and fee income). We currently intend to retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. During the three and nine months ended September 30, 2007, we realized capital gains of approximately $8,000 and $92,000, respectively. During the three months ended September 30, 2006, we did not realize any capital gains, and during the nine months ended September 30, 2006 we realized a loss of $3.2 million. In addition, at September 30, 2007, the Company had realized loss carryforwards of $3.3 million which will be available to offset capital gains until July 31, 2014. To the extent our taxable earnings for a fiscal tax year fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders.
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

     Duff & Phelps, LLC, an independent valuation firm (“Duff & Phelps”), provided third party valuation consulting services to the Company which consisted of certain limited procedures that the Company engaged them to perform. At September 30, 2007 and at December 31, 2006, the Company asked Duff & Phelps to perform the limited procedures on investments in 12 and 10, portfolio companies respectively, comprising approximately 40% of the total investments at fair value during both periods. Upon completion of their limited procedures, Duff & Phelps concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable. The Company’s Board of Directors is solely responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process.
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
Payment-in-Kind or PIK Interest and Dividends
     We include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind or PIK interest or dividends, which represents either contractually deferred interest added to the loan balance that is generally due at the end of the loan term or contractually deferred dividends added to our equity investment in the portfolio company. We will cease accruing PIK interest if we do not expect the portfolio company to be able to pay all principal and interest due, and we will cease accruing PIK dividends if we do not expect the portfolio company to be able to make PIK dividend payments in the future. In certain cases, a portfolio company makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a portfolio company’s loan can increase while the total outstanding amount of the loan to that portfolio company may stay the same or decrease. Accrued PIK interest and dividends represented $3.8 million or 1.2% of our portfolio of investments at fair value (excluding unearned income) as of September 30, 2007 and $2.9 million or 1.1% of our portfolio of investments at fair value (excluding unearned income) as of December 31, 2006. The net increase in loan and equity balances as a result of contracted PIK arrangements are separately identified on our statements of cash flows.
     PIK related activity for the nine months ended September 30, 2007 was as follows:

Nine Months Ended
September 30, 2007
Beginning PIK balance	$2,891,565
PIK interest and dividends earned during the period	2,819,283
PIK receipts during the period	(1,866,047)

Ending PIK balance	$3,844,801

Interest and Dividend Income Recognition
     Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. When a loan or debt security becomes 90 days or more past due, or if we otherwise do not expect the debtor to be able to service its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. At September 30, 2007 and December 31, 2006, none of our loans and debt securities were greater than 90 days past due or on non-accrual.
     Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are expected to be collected. Dividend income on common equity securities is recorded on the record date for private companies and the ex-dividend date for publicly traded companies.

Off-Balance Sheet Arrangements
     We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. We attempt to limit our credit risk by conducting extensive due diligence, negotiating appropriate financial covenants and obtaining collateral where necessary. As of September 30, 2007, we had unused commitments to extend credit to our portfolio companies of $21.2 million, which are not reflected on our balance sheet.
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
Contractual Obligations
     As of September 30, 2007, we had $133.3 million outstanding under the Securitization Facility. Our Securitization Facility is due in July 2010. The Securitization Facility contains provisions for the payment of any outstanding balance upon maturity. On August 11, 2005, we entered into a lease agreement for office space expiring on January 15, 2011. Future minimum lease payments due under the office lease and for certain office equipment are as follows: remainder of 2007 - $74,000; 2008 — $267,000; 2009 — $241,000; 2010 — $247,000; 2011 — $21,000.
Recent Developments
     On October 2, 2007, we closed a follow-on public offering of 2,300,000 shares of common stock and raised gross proceeds of $30.5 million less underwriters’ commissions and discounts, and fees of $1.4 million.
     On October 18, 2007, we received gross proceeds of $1.0 million in conjunction with the full repayment of a junior secured term loan to U.S. Silica Company.
     On November 1, 2007, the Board of Directors declared a cash distribution of $0.33 per share, payable on January 16, 2008 to stockholders of record as of the close of business on December 14, 2007. Such cash distribution is payable on total shares issued and outstanding on the record date.
     On November 1, 2007, we closed a $13.8 million investment commitment in Aircraft Fasteners International, LLC, a distribution of fasteners and releated hardware for use in the aerospace, electronics, and defense industries. The financing is comprised of a senior secured revolving line of credit, senior secured term debt, senior subordinated debt and an equity investment. We funded $12.3 million at close.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There has been no material change in quantitative and qualitative disclosures about market risks since December 31, 2006.
Item 4. Controls and Procedures
(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

(b)	There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ended September 30, 2007, we issued 39,208 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $581,000.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2007.

PATRIOT CAPITAL FUNDING, INC.
By:	/s/ Richard P. Buckanavage
Richard P. Buckanavage
Chief Executive Officer and President

By:	/s/ William E. Alvarez, Jr.
William E. Alvarez, Jr.
Executive Vice President, Chief Financial Officer and Secretary