Form 10-K
period 2007-12-31
Patriot Capital Funding, Inc.
filed 2008-03-04
CIK 1321560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  YES ☐     NO ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 29, 2007 was approximately $254,000,000.

The registrant had 20,650,455 outstanding shares of common stock as of February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

Since we commenced investment operations in 2003, we have originated $540 million of investment commitments, primarily in transactions initiated by private equity sponsors. We typically make investments of $3 million to $20 million in companies with $10 million to $100 million in annual revenues that operate in diverse industry sectors. As of December 31, 2007, we had debt investments in 34 portfolio companies with an aggregate fair value of $375.3 million, warrants to purchase shares of common stock in three of our portfolio companies, and equity investments (other than warrants) in 18 portfolio companies with a fair value of $13.5 million.

As of December 31, 2007, senior secured revolving lines of credit, senior secured term loans, junior secured term loans, subordinated debt and equity investments comprised approximately 3.9%, 51.2%, 14.4%, 27.0%, and 3.5%, respectively, of our investment portfolio at fair value. Approximately 60.7% of our investments at fair value at December 31, 2007 were originated in connection with our “one-stop” financing. For the year ended December 31, 2007, the weighted average yield on all of our outstanding debt investments was approximately 12.4%.

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

and Mr. Hassler was a director in the capital markets division of U.S. Bank National Association. Messrs. Buckanavage and Hassler have more than 35 years of combined experience lending to, and investing in, small- to mid-sized companies.

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

In addition, many lenders have curtailed lending to small- to mid-sized companies in the current credit environment, and we believe this creates an opportunity for us to increase our investing activities and obtain better investment terms. Finally, because we primarily provide capital to this target market in transactions initiated by private equity sponsors, we consider the private equity sponsor community to be an integral gateway to the market in which we operate. We generally target the sponsors of private equity funds with less than $250 million in assets that are focused on making investments in companies with $10 million to $100 million in annual revenues. We expect that private equity sponsors will continue to be active investors in our target market and they will seek debt financing to support their investments, which should provide opportunities for us to continue to partner with such firms.

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

Investment Critera

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

Subordinated Debt

Our subordinated debt investments generally have terms of 5 to 7.5 years and provide for a fixed interest rate. A portion of our subordinated debt investments may be secured by a second priority security interest in the assets of the borrower. We may make subordinated debt investments on a stand-alone basis, or in conjunction with a senior secured loan, a junior secured loan or a “one-stop” financing. Our subordinated debt investments can include an equity component, such as warrants to purchase common stock in the portfolio company, and payment-in-kind, or PIK, interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity.

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

Equity Investments

When we provide a “one-stop” financing or when we make a subordinated debt investment, we may acquire warrants to purchase common stock or other equity interests in the portfolio company. The warrants we receive in connection with these investments generally are detachable and require only a nominal cost to exercise. In addition, we may from time to time make equity co-investments, which we generally expect to be less than $2.0 million, in companies in conjunction with private equity sponsors. We generally seek to structure our equity investments, such as warrants and direct equity co-investments, to provide us with minority rights provisions and event-driven puts. We also seek to obtain registration rights in connection with these investments, which may include demand and “piggyback” registration rights. Certain equity investments include payment-in-kind or PIK dividends, which represent contractually deferred dividends added to our equity investment.

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

The following table shows the distribution of our debt investments on the 1 to 5 investment rating scale at fair value as of December 31, 2007 and December 31, 2006:

	December 31, 2007		December 31, 2006
	Debt		Debt
	Investments at	Percentage of	Investments at	Percentage of
Investment Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio

1	$46,912,574	12.5%	$22,689,633	8.8%
2	255,508,303	68.1	198,127,878	77.1
3	58,204,103	15.5	36,196,874	14.1
4	14,669,480	3.9	—	—
5	—	—	—	—

Total	$375,294,460	100.0%	$257,014,385	100.0%

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

Regulations

Regulation as a Business Development Company

We have elected to be regulated as a business development company under the 1940 Act. The 1940 Act requires that a majority of our directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company, unless approved by a majority of our outstanding voting securities.

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

In October 2006, the SEC re-proposed rules providing for an additional definition of eligible portfolio company. As re-proposed, the rule would expand the definition of eligible portfolio company to include certain public companies that list their securities on a national securities exchange. The SEC is seeking comment regarding the application of this proposed rule to companies with: (1) a public float of less than $75 million; (2) a market capitalization of less than $150 million; or (3) a market capitalization of less than $250 million. There is no assurance that such proposal will be adopted or what the final proposal will entail.

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

To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute, with respect to each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for the preceding years that were not distributed during such years. We intend to make distributions to our stockholders on a quarterly basis of substantially all of our annual taxable income (which includes our taxable interest and fee income). We currently intend to retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. During the year ended December 31, 2007 and 2006, we realized short-term capital gains of $16,000 and 8,000, respectively. During the year ended December 31, 2007, we realized a long-term capital gain of $75,000 which will be available to be offset against previously recorded capital losses; and during the year ended December 31, 2006, we realized a long-term capital loss of $3.3 million which will be available to offset capital gains until December 31, 2013. To the extent our taxable earnings for a fiscal tax year fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in our amended and restated securitization revolving credit facility. If we do not distribute a certain percentage of our taxable income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure stockholders that they will receive any distributions at a particular level.

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

Our process for determining the fair value of our investments begins with determining the enterprise value of the portfolio company. For a discussion about a new accounting pronouncement that could impact how we determine the fair value of our investments and, in turn, have a material adverse effect on our consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — New Accounting Pronouncements.” There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of values, from which we derive a single estimate of enterprise value.

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

The fair value of our investments at December 31, 2007, and December 31, 2006 was determined in good faith by our board of directors. Duff & Phelps, LLC, an independent valuation firm (“Duff & Phelps”), provided third party valuation consulting services to us which consisted of certain mutually agreed upon limited procedures, (which limited procedures did not include any audit, review, compilation, or examination or attestation under auditing standards generally accepted in the United States of America), that we have engaged them to perform. At December 31, 2007 and December 31, 2006, we asked Duff & Phelps to perform the limited procedures on investments in 15 and 10 portfolio companies, respectively, comprising approximately 49% and 40% of the total investments at fair value during the respective periods. Upon completion of their limited procedures at December 31, 2007 and 2006, respectively, Duff & Phelps concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable. Our board of directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process.

Our board of directors will undertake a multi-step valuation process each quarter in connection with determining the fair value of our investments:

•	Our quarterly valuation process begins with each portfolio company investment being initially valued by the investment professionals responsible for the portfolio investment;

•	Valuation conclusions will then be documented and discussed with our investment committee;

•	The valuation committee of our board of directors reviews the valuation conclusions presented by management;

•	Duff & Phelps, an independent valuation firm, performs certain mutually agreed upon limited procedures that we have engaged them to perform on a selection of our portfolio company valuation conclusions; and

•	Our board of directors will solely determine the fair value of each investment in our portfolio in good faith.

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

Importantly, this determination does not require that we calculate the net asset value of our common stock in connection with each offering of shares of our common stock, but instead it involves a good faith determination by our board of directors or a committee thereof that we are not selling shares of our common stock at a price below the then current net asset value of our common stock at the time at which the sale is made.

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

Employees

As of December 31, 2007, we had 14 employees, including investment and portfolio management professionals, and operations professionals.

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

In order to qualify for the tax benefits available to RICs and to avoid payment of excise taxes, we intend to distribute to our stockholders substantially all of our annual taxable income, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we must pay income taxes at the corporate rate on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. As a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. In addition, as a business development company, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline.

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

Our success depends on attracting and retaining qualified personnel in a competitive environment.

We have recently experienced increased competition in attracting and retaining qualified personnel, particularly investment professionals, and we may be unable to maintain or grow our business if we cannot attract and retain such personnel. Our ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies, with which we compete for experienced personnel have greater resources than we have.

This competitive environment for qualified personnel may require us to take certain measures to ensure that we are able to attract and retain experienced personnel. Such measures may include increasing the attractiveness of our overall compensation packages, altering the structure of our compensation packages through the use of additional forms of compensation, or other steps. The inability to attract and retain experienced personnel could have a material adverse effect on our business.

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

We compete for investments with other business development companies and other investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas they have not traditionally invested in, including making investments in mid-sized companies. While we have not encountered competition from hedge funds or non-traditional debt providers, competition for investment opportunities in our target market may grow. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than us. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a business development company.

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

For federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances, such as in connection with the receipt of contractual payment-in-kind, or PIK, interest or dividends, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term or contractually deferred dividends added to our equity investment in the portfolio company. Such original issue discount or contractual payment-in-kind arrangements will result in the recognition of income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board of directors. We are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized loss for any asset we believe has decreased in value. Typically there is not a public market for the securities of the privately-held companies in which we have invested and will generally continue to invest. As a result, we value our investments in privately-held companies on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines established by our board of directors. The types of factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — New Accounting Pronouncements” for a discussion of new accounting rules that may impact how we determine the fair value of our portfolio investments.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. At December 31, 2007, our two largest investments represented approximately 12.4% of our investments at fair value. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a schedule of investments by sector using Moody’s Industry Classifications). As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

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

Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

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

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs or business development companies;

•	loss of RIC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of our key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

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

We do not own any real estate or other physical properties materially important to our operations. Currently, we lease office space in Westport, Connecticut for our corporate headquarters and an additional office in New York, New York.

Item 3.	Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the quarter ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “PCAP”. The following table sets forth, for each fiscal quarter during the last two fiscal years, the range of high and low closing prices of our common stock as reported on the Nasdaq Global Select Market. The stock quotations are interdealer quotations and do not include markups, markdowns or commissions.

	High	Low

Fiscal year 2006
First quarter	$13.07	$12.07
Second quarter	$12.85	$10.66
Third quarter	$13.35	$10.54
Fourth quarter	$14.90	$13.32
Fiscal year 2007
First quarter	$14.57	$13.15
Second quarter	$15.65	$14.04
Third quarter	$15.24	$12.13
Fourth quarter	$13.35	$10.09

As of February 29, 2008, we had 24 stockholders of record of our common stock. In addition, we believe we had approximately 14,000 beneficial owners, whose shares of common stock are held in the names of brokers, dealers and clearing agencies.

Sales of Unregistered Securities

During the years ended December 31, 2007 and 2006, we issued a total of 158,461 and 85,339, respectively, of shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of our common stock sold under the dividend reinvestment plan was approximately $2.2 million and $1.1 million during the years ended December 31, 2007 and 2006, respectively.

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

The following table summarizes our dividends declared during the last two fiscal years:

Date Declared	Record Date	Payment Date	Amount

2007
November 1, 2007	December 14, 2007	January 16, 2008	$0.33
August 2, 2007	September 14, 2007	October 17, 2007	$0.32
April 30, 2007	June 15, 2007	July 17, 2007	$0.32
February 23, 2007	March 15, 2007	April 18, 2007	$0.32

Total — 2007			$1.29

2006
November 10, 2006	December 15, 2006	January 17, 2007	$0.31
August 7, 2006	September 15, 2006	October 17, 2006	$0.31
May 9, 2006	June 2, 2006	July 17, 2006	$0.29
February 28, 2006	March 21, 2006	April 11, 2006	$0.29

Total — 2006			$1.20

We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends. We have the option to satisfy the share requirements of the dividend reinvestment plan through the issuance of new shares of our common stock or through open market purchases of our common stock by the administrator of the dividend reinvestment plan. The number of newly issued shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of our common stock at the close of regular trading on The Nasdaq Global Select Market on the dividend payment date. Shares purchased in open market transactions by the administrator of the dividend reinvestment plan will be allocated to a stockholder based upon the average purchase price, excluding any brokerage charges or other chargers, of all shares of common stock purchased with respect to the dividend.

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative stockholder return on our common stock from July 28, 2005 to December 31, 2007 with (i) the Nasdaq Composite Index, and (ii) the Patriot Capital Funding Peer Group index. This comparison assumes $100.00 was invested on July 28, 2005 (the date our common stock began to trade on the Nasdaq National Market (now known as the NASDAQ Global Select Market) in connection with our initial public offering) in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN(1)
Among Patriot Capital Funding, Inc., The NASDAQ Composite Index
And Patriot Capital Funding Peer Group

Company/ Index	7-28-05(1)	2005	2006	2007
Patriot Capital Funding, Inc.	$100	$90	$117	$90
Nasdaq Composite Index	$100	$108	$121	$132
Patriot Capital Funding Peer Group(2)	$100	$94	$120	$105

(1)	From July 28, 2005, the date our common stock began to trade on the Nasdaq National Market (now known as the NASDAQ Global Select Market) in connection our initial public offering.

(2)	The Patriot Capital Funding Peer Group consists of the following investment companies that have elected to be regulated as business development companies under the 1940 Act: Ares Capital Corporation, Gladstone Capital Corporation, Gladstone Investment Corporation, Hercules Technology Growth Capital, Inc., MVC Capital, Inc., NGP Capital Resources Company, Prospect Energy Corporation, and Technology Investment Capital Corporation.

Securities Authorized For Issuance Under Equity Compensation Plans

As of December 31, 2007, we had a stock option plan under which shares of our common stock were authorized for issuance.

				Number of Securities
				Remaining Available for
	Number of Securities to be		Weighted-Average	Future Issuance Under
	Issued Upon Exercise of		Exercise Price of	Equity Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	1,135,181		$11.65	1,208,000
Equity compensation plans not approved by security holders	1,301,496	(1)	14.00	—
Total	2,436,677		$12.91	1,208,000	(2)

(1)	The stock option plan pursuant to which these options were issued was approved by our stockholders prior to our initial public offering.

(2)	On February 27, 2008, the board of directors granted options to purchase 800,500 shares of our common stock to our executive officers and employees. The exercise price of these options is $10.91 per share, the closing market price of common stock on the date of grant.

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

A total of 3,644,677 shares of common stock are reserved for issuance under our stock option plan. Stock options are granted under the stock option plan at a price not less than the prevailing market value at the time of grant and will have realizable value only if our stock price increases. Each option will state the period or periods of time within which the option may be exercised, which may not exceed ten years from the date of grant. The compensation committee of our board of directors will determine the amount and features of the stock options, if any, to be awarded to optionees. The compensation committee will evaluate a number of criteria, including the past service of each such optionee to us, the present and potential contributions of such optionee to our success and such other factors as the compensation committee shall deem relevant in connection with accomplishing the purposes of the stock option plan, including the recipient’s current stock holdings, years of service, position with us and other factors. The compensation committee will not apply a formula assigning specific weights to any of these factors when making its determination. The compensation committee will award stock options on a subjective basis and such awards will depend in each case on the performance of the officer or director under consideration, and in the case of new hires, their potential performance.

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

In November 2006, we applied for an exemptive order from the SEC to permit us to issue restricted shares of our common stock as part of the compensation packages for certain of our employees, including our executive officers. We believe that the particular characteristics of our business, the dependence we have on key personnel to conduct our business effectively and the highly competitive environment in which we operate require the use of equity-based compensation for our personnel in the form of restricted stock. There can be no assurance that the SEC will grant an exemptive order to allow the granting of restricted stock. In addition, any issuances of restricted shares of our common stock will require the approval of our stockholders.

Item 6.	Selected Financial Data

You should read this selected consolidated financial data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K. The selected consolidated financial data at and for the fiscal years ended December 31, 2007, 2006, 2005, 2004 and 2003 have been derived from our audited financial statements. Certain reclassifications have been made to the prior period financial information to conform to the current period presentation. We were formed on November 4, 2002, and made our first investment on November 21, 2003.

	Year Ended December 31,
Income Statement Data:	2007	2006	2005	2004	2003

Investment Income:
Interest income	$37,147,275	$25,387,709	$13,035,673	$4,616,665	$253,755
Fees	1,280,361	270,176	366,830	241,870	5,274
Other investment income	534,901	848,449	46,839	—	—

Total Investment Income	38,962,537	26,506,334	13,449,342	4,858,535	259,029

Expenses:
Compensation expense	5,410,075	3,877,525	2,481,761	1,326,576	835,600
Consulting fees(1)	—	—	554,796	1,000,000	916,666
Interest(2)	7,421,596	4,332,582	3,517,989	1,504,998	201,331
Professional fees	887,021	1,045,613	730,550	192,938	290,822
Prepayment penalty(3)	—	—	3,395,335	—	—
General and administrative	2,498,724	2,229,970	1,041,030	227,208	164,032

Total Expenses	16,217,416	11,485,690	11,721,461	4,251,720	2,408,451

Net investment income (loss)	22,745,121	15,020,644	1,727,881	606,815	(2,149,422)
Net realized gain (loss) on investments	91,601	(3,262,966)	—	—	—
Net unrealized appreciation (depreciation) on investments	(3,637,706)	3,817,931	(2,965,175)	(876,021)	—
Net unrealized gain (loss) on interest rate swap	(775,326)	12,961	—	—	—

Net income (loss)	$18,423,690	$15,588,570	$(1,237,294)	$(269,206)	$(2,149,422)

Earnings (loss) per share, basic	$0.99	$1.10	$(0.17)	$(0.07)	$(0.56)
Earnings (loss) per share, diluted	$0.98	$1.10	$(0.17)	$(0.07)	$(0.56)
Weighted average shares outstanding, basic	18,670,904	14,145,200	7,253,632	3,847,902	3,847,902
Weighted average shares outstanding, diluted	18,830,213	14,237,952	7,253,632	3,847,902	3,847,902

	Year Ended December 31,
Income Statement Data:	2007	2006	2005	2004	2003

Balance Sheet Data:
Total Investments, net of unearned income	$384,203,478	$257,248,376	$137,951,659	$65,603,830	$28,687,831
Total assets	397,856,533	270,522,505	150,655,993	72,038,863	35,116,998
Total debt outstanding	164,900,000	98,380,000	21,650,000	42,645,458	9,400,000
Stockholder’s equity	221,597,684	164,108,629	127,152,365	27,311,918	24,531,124
Net asset value per common share	$10.73	$10.37	$10.48	$7.10	$6.38
Other Data:
Weighted average yield on debt investments(4)	12.4%	13.4%	13.5%	12.6%	11.2%
Number of portfolio companies	36	26	15	9	3
Number of employees	14	11	9	6	5

(1)	On July 27, 2005, we terminated the consulting agreements pursuant to which we incurred these fees.

(2)	Our capital structure at December 31, 2004 reflected a higher percentage of leverage than we are permitted to maintain as a business development company. We used a portion of the net proceeds we received from our initial public offering to repay all of our outstanding indebtedness, including the $3.4 million prepayment penalty, at the time of our initial public offering. We are generally only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing.

(3)	The prepayment penalty was incurred in connection with the repayment in full and termination of our $120.0 million financing agreement.

(4)	Computed using actual interest income earned for the fiscal year, including amortization of deferred financing fees and original issue discount, divided by the weighted average fair value of debt investments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

This annual report on Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Current Market Conditions

The debt and equity capital markets in the United States have been severely impacted by significant write-offs in the financial services sector relating to subprime mortgages and the repricing of credit risk in the broadly syndicated loan market, among other things. These events, along with the deterioration of the housing market, have led to worsening general economic conditions, which have impacted the broader capital and credit markets and have reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. In the past, we were able to access the capital and credit markets to finance our investment activities. However, due to the current turmoil in the debt markets and uncertainty in the equity capital markets, we cannot assure you that debt or equity capital will be available to us on favorable terms, or at all. As an example, because our common stock has traded at a price below our current net asset value per share over the last several months and we are not generally able under the 1940 Act to sell our common stock at a price below net asset value per share, we have been and may continue to be limited in our ability to raise equity capital. These conditions may limit our ability to grow our investment portfolio.

Portfolio Composition

Our primary business is lending to and investing in small- to mid-sized businesses through investments in senior secured loans, junior secured loans, subordinated debt investments and equity-based investments, including warrants. The fair value of our portfolio (excluding unearned income of $4.6 million and $3.6 million at December 31, 2007 and 2006, respectively) was $388.8 million and $260.9 million at December 31, 2007 and December 31, 2006, respectively. The increase in the value of our portfolio during each period is primarily attributable to newly-originated investments.

Total portfolio investment activity (excluding unearned income) as of the fiscal year ended December 31, 2007 and December 31, 2006, respectively, was as follows:

	December 31,	December 31,
	2007	2006

Beginning portfolio at fair value	$260,859,260	$141,390,954
Investments in debt securities	191,391,250	154,876,598
Investments in equity securities	8,925,000	3,074,997
Investment repayments	(67,332,023)	(37,627,269)
Increase in payment-in-kind interest/dividends	3,928,159	2,424,927
Sale of investments	(5,374,749)	(7,098,878)
Increase (decrease) in fair value of investments	(3,637,706)	3,817,931

Ending portfolio at fair value	$388,759,191	$260,859,260

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

As of December 31, 2007 and December 31, 2006, the composition of our portfolio at fair value (excluding unearned income) was as follows:

	December 31, 2007		December 31, 2006
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio

Senior secured revolving lines of credit	$15,175,219	3.9%	$7,010,219	2.7%
Senior secured term loans	199,001,781	51.2	133,672,426	51.2
Junior secured term loans	56,124,326	14.4	57,032,813	21.9
Senior subordinated debt	104,993,134	27.0	59,298,927	22.7
Investments in equity securities	13,464,731	3.5	3,844,875	1.5

Totals	$388,759,191	100.0%	$260,859,260	100.0%

For the years ended December 31, 2007 and 2006, the weighted average yield on all of our outstanding debt investments was approximately 12.4% and 13.4%, respectively. Yields are computed using actual interest income earned for the respective year, including amortization of loan fees and original issue discount, divided by the weighted average fair value of debt investments. As of December 31, 2007, $139.4 million of our portfolio investments at fair value (excluding unearned income) were at fixed interest rates, which represented approximately 36% of our total portfolio of investments at fair value (excluding unearned income). As of December 31, 2006, $102.7 million of our portfolio investments at fair value (excluding unearned income) were at fixed interest rates, which represented approximately 39% of our total portfolio of investments at fair value (excluding unearned income). We generally structure our subordinated debt investments at fixed rates, while many of our senior secured and junior secured loans are, and will be, at variable rates.

In 2006 and 2007, we, through our special purpose subsidiary, entered into five interest rate swap agreements. Our swap agreements have a fixed rate range of 4.8% to 5.2% on an initial notional amount of $34.8 million. The swap agreements expire five years from issuance. The swaps were put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. For the year ended December 31, 2007, net unrealized depreciation attributed to the swaps was approximately $775,000. For the year ended December 31, 2006, net unrealized appreciation attributed to the swaps was approximately $13,000. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower rates with respect to the outstanding borrowings. At December 31, 2005, we did not hold any derivative financial instruments for hedging purposes.

The composition of our investment portfolio by industry sector, using Moody’s Industry Classifications, excluding unearned income, as of December 31, 2007 and December 31, 2006 at cost and fair value was as follows:

	December 31, 2007				December 31, 2006
	Cost	%(1)	Fair Value	%(1)	Cost	%(1)	Fair Value	%(1)

Machinery	$53,448,966	13.6%	$54,635,424	14.1%	$13,559,438	5.2%	$13,561,938	5.2%
Personal & Nondurable Consumer Products	51,639,895	13.2	51,849,995	13.3	40,054,135	15.4	40,202,235	15.4
Electronics	42,707,849	10.9	42,882,544	11.0	33,205,950	12.7	33,249,377	12.8
Automobile	34,439,995	8.8	34,352,699	8.8	23,666,832	9.1	23,716,507	9.1
Health Care, Education & Childcare	34,115,686	8.7	34,208,486	8.8	—	—	—	—
Grocery	23,417,059	6.0	23,555,259	6.1	16,925,593	6.5	16,925,593	6.5
Metals & Minerals	23,288,159	5.9	23,288,159	6.0	23,278,278	8.9	23,278,278	8.9
Printing & Publishing	19,419,441	4.9	16,419,480	4.2	19,337,136	7.4	18,992,336	7.3
Ecological	15,716,250	4.0	14,516,300	3.7	13,850,000	5.3	13,678,500	5.2
Textiles & Leather	13,129,378	3.3	13,236,278	3.4	—	—	—	—
Mining, Steel, Iron & Nonprecious Metals	10,920,823	2.8	10,900,573	2.8	10,524,057	4.0	10,525,007	4.0
Chemicals, Plastic & Rubber	10,817,192	2.8	10,812,192	2.8	11,850,633	4.5	11,845,633	4.5
Retail Stores	10,791,269	2.7	10,772,269	2.8	14,947,833	5.7	14,970,833	5.7
Housewares & Durable Consumer Products	9,766,240	2.5	9,779,540	2.5	—	—	—	—
Diversified/Conglomerate Service	9,651,465	2.4	9,380,565	2.4	8,966,605	3.4	8,925,605	3.4
Beverage, Food & Tobacco	9,000,000	2.3	9,000,000	2.3	18,402,868	7.1	18,549,118	7.1
Buildings & Real Estate	4,852,328	1.2	4,852,328	1.2	—	—	—	—
Insurance	5,000,000	1.3	4,500,000	1.2	5,000,000	1.9	5,075,000	2.0
Oil & Gas	3,850,000	1.0	3,850,000	1.0	3,850,000	1.5	3,850,000	1.5
Personal, Food & Miscellaneous Services	3,000,000	0.8	2,910,000	0.8	3,000,000	1.2	3,007,500	1.2
Containers, Packaging & Glass	2,985,000	0.8	2,895,500	0.7	—	—	—	—
Aerospace & Defense	463,168	0.1	161,600	0.1	463,168	0.2	505,800	0.2

Total	$392,420,163	100.0%	$388,759,191	100.0%	$260,882,526	100.0%	$260,859,260	100.0%

(1)	Represents percentage of total portfolio.

At December 31, 2007 and December 31, 2006, our two largest investments represented approximately 12% and 18%, respectively, of the total investment portfolio at fair value. Investment income, consisting of interest, dividends, fees, and recognition of gains on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given period can be highly concentrated among several customers. During the years ended December 31, 2007 and 2006, we did not record investment income from any customer in excess of 10.0% of total investment income. During the year ended December 31, 2005, investment income from three customers accounted for 15.1%, 14.8%, and 13.4% of our total investment income.

At December 31, 2007 and 2006, our equity investments consisted of common and preferred stock, LLC membership interests and warrants to acquire equity interests in certain of our portfolio companies. Warrants to acquire equity interests allow us to participate in the potential appreciation in the value of the portfolio company, while minimizing the amount of upfront cost to us.

Asset Quality - Debt Portfolio

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

The following table shows the distribution of our debt investments on the 1 to 5 investment rating scale at fair value as of December 31, 2007 and December 31, 2006:

	December 31, 2007		December 31, 2006
	Debt		Debt
	Investments at	Percentage of	Investments at	Percentage of
Investment Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio

1	$46,912,574	12.5%	$22,689,633	8.8%
2	255,508,303	68.1	198,127,878	77.1
3	58,204,103	15.5	36,196,874	14.1
4	14,669,480	3.9	—	—
5	—	—	—	—

Totals	$375,294,460	100.0%	$257,014,385	100.0%

Loans and Debt Securities on Non-Accrual Status

At December 31, 2007 and 2006, none of our loans or debt securities were on non-accrual status.

Results of Operations

The principal measure of our financial performance is net income (loss), which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest, dividends, fees, and other investment income and our operating expenses. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. Net unrealized appreciation (depreciation) on interest rate swaps is the net change in the fair value of our outstanding swap agreements. Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.

Comparison of the year ended December 31, 2007 and December 31, 2006

Total Investment Income

Total investment income included interest and dividend income on our investments, fee income and other investment income. Fee income consists principally of loan and arrangement fees, annual administrative fees, unused fees, prepayment fees, amendment fees, equity structuring fees and waiver fees. Other investment income consists primarily of the accelerated recognition of deferred financing fees received from our portfolio companies on the repayment of the entire outstanding investment, the sale of the investment or reduction of available credit.

Total investment income for the years ended December 31, 2007 and December 31, 2006 was $39.0 million and $26.5 million, respectively. For the year ended December 31, 2007, this amount consisted of interest income of $255,000 from cash and cash equivalents, $36.9 million of interest and dividend income from portfolio investments (which included $3.9 million in payment-in-kind or PIK interest and dividends), $1.3 million in fee income and $535,000 in other investment income. For the year ended December 31, 2006, this amount primarily consisted of interest income of $423,000 from cash and cash equivalents, $25.0 million of interest and dividend income from portfolio investments (which included $2.4 million in payment-in-kind or PIK interest and dividends), $270,000 in fee income and $848,000 in other investment income.

The increase in our total investment income for the year ended December 31, 2007 as compared to the year ended December 31, 2006 is primarily attributable to an increase in the weighted average fair value balance outstanding of our interest-bearing investment portfolio during the year ended December 31, 2007. During the year ended December 31, 2007, the weighted average fair value balance outstanding of our interest-bearing investment portfolio was approximately $298.5 million as compared to approximately $192.5 million during the year ended December 31, 2006. The primary reason behind the increase in total investment income was an increase in interest income due to the increase in the size of our investment portfolio, and an increase in fee income due to an increase in prepayment penalties and structuring fees as well as higher fees, partially offset by a decrease in the weighted average yield on our investments. The weighted average yield decreased as a result of a shift in our portfolio mix towards more senior secured investments and an overall decrease in market interest rates.

Expenses

Expenses included compensation expense, interest on our outstanding indebtedness, professional fees, and general and administrative expenses.

Expenses for the years ended December 31, 2007 and 2006 were $16.2 million and $11.5 million, respectively. Expenses increased for the year ended December 31, 2007 as compared to the year ended December 31, 2006 primarily as a result of increased compensation expense in the amount of $1.5 million, increased interest expense in the amount of $3.1 million and increased general and administrative expense in the amount of $269,000. Those increases were offset by lower professional fees expense in the amount of $159,000. The higher compensation expense is due to the increase in salaries of existing employees, higher bonus accruals and the addition of new employees during the year. We expect to hire additional employees as needed in the future as our investment activities grow. The higher interest expense is attributable to an increase in the weighted average borrowings outstanding under our $175.0 million amended and restated securitization revolving credit facility, which were approximately $106.0 million in 2007 as compared to $55.3 million in 2006, and an increase in interest rates on our outstanding indebtedness during the third and fourth quarters of 2007. Such borrowings were primarily used to fund investments. The increase in general and administrative expenses is primarily a result of higher costs for benefits and travel attributable to the increase in employees and computer software expense. The decrease in professional fees expense is primarily due to decreases in the fees we incurred in 2006 related to our initial compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Realized Gain (Loss) on Sale of Investments

Net realized gain (loss) on sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. During the year ended December 31, 2007, we realized gains of $92,000, principally due to the sale of equity warrants from one of our portfolio investments. During the year ended December 31, 2006, we sold our investment in Interstate Highway Sign Corporation and realized a net loss of $3.3 million.

Net Change in Unrealized Appreciation or Depreciation on Investments

We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by our board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors pursuant to our valuation policy and a consistently applied valuation process. At December 31, 2007 and 2006, portfolio investments recorded at fair value (net of unearned income) were approximately 96.6% and 95.1% of our total assets, respectively. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We specifically value each individual investment on a quarterly basis. We record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment. For a discussion about a new accounting pronouncement that could impact how we determine the fair value of our investments and in turn have a material adverse effect on our consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — New Accounting Pronouncements.” Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and/or our equity security has also appreciated in value. Changes in fair value are recorded in the statement of operations as net change in unrealized appreciation or depreciation.

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

Duff & Phelps, LLC, an independent valuation firm (“Duff & Phelps”), provided third party valuation consulting services to us which consisted of certain limited procedures that we engaged them to perform. At December 31, 2007 and at December 31, 2006, we asked Duff & Phelps to perform the limited procedures on investments in 15 and 10, respectively, portfolio companies comprising approximately 49% and 40%, respectively, of the total investments at fair value. Upon completion of their limited procedures at December 31, 2007 and 2006, respectively, Duff & Phelps concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable. Our board of directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant our valuation policy and consistently applied valuation process.

Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. During the year ended December 31, 2007, we recorded net unrealized depreciation of $3.6 million on our investments and during the year ended December 31, 2006, we recorded net unrealized appreciation of $3.8 million on our investments, which primarily related to one investment which was sold during the year at a realized loss of $3.3 million. A substantial portion of the unrealized depreciation recorded during 2007 resulted from an increase in the number of our portfolio companies requiring closer monitoring or performing below expectations and, to a lesser extent, from quoted market prices below par on our syndicated loan portfolio as a result of disruption in the financial and credit markets for large syndicated loans. Sustained market disruptions in the large corporate leverage loan market could continue to have a downward impact on the amount of unrealized depreciation we record on our syndicated loans.

Unrealized Appreciation (Depreciation) on Interest Rate Swaps

Net unrealized depreciation on interest rate swaps represents the change in value of our swap agreements. For the year ended December 31, 2007, we recorded an unrealized depreciation of approximately $775,000 on our interest rate swap agreements as compared to $13,000 in unrealized appreciation in the comparable period in 2006. The 2007 unrealized depreciation in the value of our interest rate swap agreements resulted from the volatility in interest rates during the year.

Net Income from Operations

Net income was $18.4 million for the year ended December 31, 2007 as compared to $15.6 million for the year ended December 31, 2006. The $2.8 million increase in net income was primarily a result of an increase in investment income of $12.5 million in 2007, partially offset by an increase in operating expenses in the amount of $4.7 million in 2007 and an increase in net realized and unrealized loss in the amount of $4.9 million.

Comparison of the year ended December 31, 2006 and December 31, 2005

Total Investment Income

Total investment income included interest and dividend income on our investments, fee income and other investment income. Fee income consists principally of loan and arrangement fees, annual administrative fees, unused fees, prepayment fees, amendment fees, equity structuring fees and waiver fees. Other investment income consists primarily of the accelerated recognition of deferred financing fees received from our portfolio companies on the repayment of the entire outstanding investment, the sale of the investment or reduction of available credit.

Total investment income for the years ended December 31, 2006 and December 31, 2005 was $26.5 million and $13.4 million, respectively. For the year ended December 31, 2006, this amount consisted of interest income of $423,000 from cash and cash equivalents, $25.0 million of interest and dividend income from portfolio investments (which included $2.4 million in payment-in-kind or PIK interest and dividends), $270,000 in fee income and $848,000 in other investment income. For the year ended December 31, 2005, this amount primarily consisted of interest income of $131,000 from cash and cash equivalents, $12.9 million of interest income from portfolio investments (which included $1.8 million in payment-in-kind or PIK interest), $367,000 in fee income and $47,000 in other investment income.

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

Realized Gain (Loss) on Sale of Investments

Net realized gain (loss) on sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. During the year ended December 31, 2006, we sold our investment in Interstate Highway Sign Corporation and realized a net loss of $3.3 million. We also realized a capital gain of $8,000 on the sale of our investment in Intergraph Corporation in 2006. We did not realize any gains or losses on the sale of our portfolio investments during the year ended December 31, 2005.

Net Change in Unrealized Appreciation or Depreciation on Investments

We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by our board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors pursuant to our valuation policy and a consistently applied valuation process. At December 31, 2006 and 2005, portfolio investments recorded at fair value (net of unearned income) were approximately 95.1% and 91.6% of our total assets, respectively. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Duff & Phelps, LLC, an independent valuation firm (“Duff & Phelps”), provided third party valuation consulting services to us which consisted of certain limited procedures that we engaged them to perform. At December 31, 2006 and at December 31, 2005, we asked Duff & Phelps to perform the limited procedures on investments in 10 and 15, respectively, portfolio companies comprising approximately 40% and 100%, respectively, of the total investments at fair value. Upon completion of their limited procedures, Duff & Phelps concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable. Our board of directors is solely responsible for the valuation of the our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process.

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

Unrealized Appreciation on Interest Rate Swaps

Net unrealized depreciation on interest rate swaps represents the change in value of the swap agreements. For the year ended December 31, 2006, we recorded an unrealized appreciation of approximately $13,000 on our interest rate swap agreements. We did not have any swap agreements in 2005.

Net Income from Operations

Net income was $15.6 million for the year ended December 31, 2006 as compared to net loss of $1.2 million for the year ended December 31, 2005. The $16.8 million increase in net income was primarily a result of an increase in investment income of $13.1 million in 2006, a decrease in operating expenses of $236,000 and a net increase in net realized and unrealized gain in the amount of $3.5 million.

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents and Restricted Cash

At December 31, 2007 and 2006, we had $789,000 and $4.2 million, respectively, in cash and cash equivalents. In addition, at December 31, 2007 and 2006, we had $10.5 million and $5.1 million, respectively, in restricted cash which we maintained in accordance with the terms of our $175.0 million amended and restated securitization revolving credit facility with an entity affiliated with BMO Capital Markets Corp. A portion of these funds were released or available to us on January 14, 2008 and January 12, 2007, respectively. At December 31, 2007, the interest rate on our $175.0 million amended and restated securitization facility was approximately 6.2% and there was approximately $164.9 million outstanding.

For the year ended December 31, 2007, net cash provided by operating activities totaled $22.8 million, compared to net cash provided by operating activities of $13.8 million for the comparable 2006 period. This change was due primarily to an increase in net income, a decrease in interest receivable, an increase in unrealized loss on investments, an increase in unrealized loss on swaps, and an increase in unearned income. Those amounts were offset by a decrease in realized loss on investments, and an increase in PIK interest and dividends. Cash used for investing activities totaled $127.6 million and $117.0 million for the years ended December 31, 2007 and 2006, respectively. This change was principally due to higher investment origination in the amount of $42.4 million, offset by an increase of $29.7 million in investment repayments. Cash provided by financing activities totaled $101.3 million and $105.0 million in the years ended December 31, 2007 and 2006, respectively. This change was principally due to a net decrease of $10.2 million in our borrowings, an increase in restricted cash of $8.1 million, an increase in distributions paid in the amount of $9.3 million, and an increase in net proceeds from the sale of common stock of $23.9 million.

Liquidity and Capital Resources

Prior to our initial public offering, our primary sources of capital had been from Compass Group Investments, Inc. which provided us with a $30.1 million equity investment, a $400,000 demand note and a $2.0 million secured revolving line of credit and an unaffiliated lender which provided us with a line of credit under which we had the ability to borrow up to $120.0 million, subject to certain conditions. On August 2, 2005, we completed an initial public offering of 7,190,477 shares of our common stock and on August 15, 2005, the underwriters exercised their option to purchase an additional 1,078,572 shares of common stock. We received net proceeds after underwriters’ commissions, discounts and fees of $106.1 million. Concurrent with our initial public offering, we entered into a securitization revolving credit facility, which we amended and restated in August 2007. See “— Borrowings.”

On June 14, 2006, we closed a follow-on public offering of 3,600,000 shares of common stock and received gross proceeds of $39.1 million less underwriters’ commissions and discounts, and fees of $2.4 million. Also, as part of this public offering, Compass Group Investments, Inc. sold 250,000 shares of our common stock, which resulted in it beneficially owning 6.5% of our outstanding shares of common stock immediately upon the completion of such offering. We did not receive any proceeds from the sale of such shares by Compass Group Investments, Inc. On January 17, 2007, we closed a shelf offering of 2,370,000 shares of common stock and received gross proceeds of $33.7 million less underwriters’ commissions and discounts, and fees of $2.0 million. On October 2, 2007, we closed a shelf offering of 2,300,000 shares of common stock and received gross proceeds of $30.5 million less underwriters’ commissions and discounts, and fees of $1.6 million.

Although we expect that cash on hand, borrowing availability, and cash generated from operations will be adequate to meet our cash needs at our current level of operations, we may face difficultly in obtaining new debt and equity financing as a result of the current turmoil in the credit markets and uncertainty in the capital markets, which could limit our ability to grow. In this regard, because our common stock has traded at a price below our current net asset value per share over the last several months and we are limited in our ability to sell our common stock at a price below net asset value per share, we have been and may continue to be limited in our ability to raise equity capital. See “Risk Factors — Regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital” and

“— Because we intend to distribute substantially all of our income to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired” for a discussion of the provisions of the 1940 Act that limit our ability to sell our common stock at a price below net asset value per share. In addition, our amended and restated securitization revolving credit facility contains certain requirements, including, but not limited to, minimum diversity, rating and yield, and limitations on loan size. These requirements may limit our ability to fund certain new originations with advances under the facility.

In order to satisfy the requirements applicable to RICs under Subchapter M of the Code, we intend to continue distributing to our stockholders substantially all of our taxable income. Taxable income generally differs from net income (loss) for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Taxable income includes cash fees collected and non-cash items, such as PIK interest and dividends. Cash collections of income resulting from PIK interest and dividends generally occur upon the repayment of the loans or debt securities that include such items and cash collections of income resulting from PIK dividends occur upon the sale of the equity securities received in connection therewith. Non-cash taxable income is reduced by non-cash expenses, such as depreciation and amortization expense. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulated Investment Company Status and Dividends.”

In addition, as a business development company, we generally are required to meet a coverage ratio of total assets less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. As of December 31, 2007, this ratio was 234%. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Borrowings

Securitization Revolving Credit Facility.  On September 18, 2006, we, through a wholly-owned, bankruptcy remote, special purpose subsidiary of ours, entered into an amended and restated securitization revolving credit facility (the “Securitization Facility”), with an entity affiliated with BMO Capital Markets Corp. (formerly Harris Nesbitt Corp.). On May 2, 2007, we amended our Securitization Facility and lowered the interest rate payable on any outstanding balances under the Securitization Facility during the period of time we are permitted to make draws. The amendment also reduced or eliminated certain restrictions pertaining to certain loan covenants. On August 31, 2007, we amended the Securitization Facility and increased its borrowing capacity by $35 million. The amendment also extended the commitment termination date by an additional 364-day period to July 22, 2010 and also reduced or eliminated certain restrictions pertaining to certain loan covenants. The Securitization Facility allows our special purpose subsidiary to borrow up to $175 million ($140.0 million prior to August 31, 2007) through the issuance of notes to a multi-seller commercial paper conduit administered by the affiliated entity. The Securitization Facility is secured by all of the loans held by our special purpose subsidiary. The Securitization Facility bears interest at the commercial paper rate plus 1.0% (1.35% prior to May 2, 2007) and allows our special purpose subsidiary to make draws under the Securitization Facility until July 22, 2010 (July 23, 2009 prior to August 31, 2007), unless extended prior to such date for an additional 364-day period with the consent of the lender. If the Securitization Facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period following July 23, 2010 and interest will accrue on outstanding borrowings under the facility at the prime rate plus 2.0%. The Securitization Facility provides for the payment to the lender of a monthly fee equal to 0.25% per annum on the unused amount of the Securitization Facility. We can use the proceeds of the Securitization Facility to fund our loan origination activities and for general corporate purposes. Each loan origination under the Securitization Facility will be subject to the satisfaction of certain conditions. We cannot assure you that we will be able to borrow funds under the Securitization Facility at any particular time or at all. As of December 31, 2007, $164.9 million was outstanding under the Securitization Facility.

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

In 2006 and 2007, we, through our special purpose subsidiary, entered into five interest rate swap agreements. Our swap agreements have a fixed rate range of 4.8% to 5.2% on an initial notional amount totaling $34.8 million. The swap agreements expire five years from issuance. The swaps were put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. For the year ended December 31, 2007, net unrealized depreciation attributed to the swaps was approximately $775,000. For the year ended December 31, 2006, net unrealized appreciation attributed to the swaps was approximately $13,000. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower rates with respect to the outstanding borrowings. At December 31, 2005, we did not hold any derivative financial instruments for hedging purposes.

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

To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute, with respect to each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. We intend to make distributions to our stockholders on a quarterly basis of substantially all of our annual taxable income (which includes our taxable interest and fee income). We currently intend to retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. During the year ended December 31, 2007 and 2006, we realized short-term capital gains of $16,000 and $8,000, respectively. During the year ended December 31, 2007, we realized a long-term capital gain of $75,000 which will be available to be offset against previously recorded capital losses; and during the year ended December 31, 2006, we realized a long-term capital loss of $3.3 million which will be available to offset capital gains until December 31, 2013. To the extent our taxable earnings for a fiscal tax year fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in our amended and restated securitization credit facility. If we do not distribute at least a certain percentage of our taxable income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

On February 27, 2008, our board of directors authorized a cash dividend of $0.33 per share, payable on April 16, 2008 to stockholders of record as of the close of business March 14, 2008. Such cash dividend will be paid on total shares issued and outstanding on the record date. During 2007, we paid $1.29 per share of dividends to our stockholders, which were comprised of $1.21 per share from ordinary income and $0.08 per share from paid-in capital. During 2006, we paid $1.20 per share of dividends to our stockholders, which were comprised of $1.12 per share from ordinary income and $0.08 per share from paid-in capital. During 2005, we paid $0.43 per share of dividends to our stockholders, which were comprised of $0.31 per share from ordinary income and $0.12 per share from paid-in capital.

Off-Balance Sheet Arrangements

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. We attempt to limit our credit risk by conducting extensive due diligence, negotiating appropriate financial covenants and obtaining collateral where necessary. As of December 31, 2007, we had unused commitments to extend credit to our portfolio companies of $29.3 million, which are not reflected on our balance sheet.

In connection with our amended and restated securitization revolving credit facility, our consolidated special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions. We have agreed to guarantee the payment of certain swap breakage costs that may be payable by our special purpose subsidiary in connection with any such interest rate swap agreements or other interest rate hedging transactions. At December 31, 2007, we had five interest rate swap agreements outstanding.

Contractual Obligations

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2007:

	Payments Due by Period
						More than 5
Contractual Obligations	2008	2009	2010	2011	2012	Years

Long-term debt obligations(1)	$—	$—	$34,354,000	$82,450,000	$48,096,000	$—
Capital lease obligations	—	—	—	—	—	—
Operating lease obligations	267,000	241,000	247,000	21,000	—	—
Purchase obligations	—	—	—	—	—	—
Other long-term liabilities reflected on the balance sheet under GAAP	—	—	—	—	—	—
Unused lending commitments(2)	29,325,000	—	—	—	—	—

Total	$29,592,000	$241,000	$34,601,000	$82,471,000	$48,096,000	—

(1)	Our amended and restated securitization credit facility permits draws under the facility until July 22, 2010, unless extended prior to such date for an additional 364-day period with the consent of the lender. If the facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period following July 22, 2010 and interest will accrue on outstanding borrowings under the facility at the prime rate plus 2.0%. This table assumes that we would repay all of our indebtedness under the facility at the time that we were no longer able to make draws under the facility. However, we cannot provide any assurance that we would be able to repay all of such outstanding indebtedness at such time.

(2)	Represents the unfunded commitment to extend credit to 18 of our portfolio companies.

Recent Developments

On January 11, 2008, we received proceeds of $2.9 million in conjunction with the sale of our senior secured term loan investment in Nice-Pak Products, Inc. In connection with the sale, we recorded a $90,000 realized loss.

On January 24, 2008, we received proceeds of $7.4 million in conjunction with the sale of 50% of our revolver commitment and 50% of our senior term debt investment in Fairchild Industrial Products, Co. No gain or loss was recorded on the sale.

On February 11, 2008, we were granted permission by the Internal Revenue Service to change our RIC tax year from July 31, to December 31, effective on December 31, 2007. Accordingly, we will prepare a short period tax return from August 1, 2007 through December 31, 2007, and will file on a calendar year basis for 2008 and thereafter.

On February 27, 2008, our board of directors declared a cash dividend of $0.33 per share, payable on April 16, 2008 to stockholders of record as of the close of business March 14, 2008. Such cash dividend is payable on the total shares issued and outstanding on the record date.

On February 27, 2008, the Board of Directors granted options to purchase 800,500 shares of our common stock to executive officers and employees. The exercise price of these options is $10.91 per share, the closing market price of common stock on the date of grant.

On February 28, 2008, we received gross proceeds of $9.1 million in conjunction with the full repayment of a junior secured term loan to Eight O’Clock Coffee Company. Proceeds received included a $90,000 prepayment fee.

Related Party Transactions

Prior to our initial public offering, Compass Group Investments, Inc. beneficially owned 100% of our equity interests. As of December 31, 2007, Compass Group Investments, Inc. beneficially owned 5.0% of the outstanding shares of common stock.

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

Our process for determining the fair value of our investments begins with determining the enterprise value of the portfolio company. For a discussion on a new accounting pronouncement that may impact how we determine the fair value of our investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — New Accounting Pronouncements.” There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of values, from which we derive a single estimate of enterprise value.

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

Payment-in-Kind or PIK Interest and Dividends

We include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind or PIK interest or dividends, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term or contractually deferred dividends added to our equity investment in the portfolio company. We will cease accruing PIK interest if we do not expect the portfolio company to be able to pay all principal and interest due, and we will cease accruing PIK dividends if we do not expect the portfolio company to be able to make PIK dividend payments in the future. In certain cases, a portfolio company makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a portfolio company’s loan can increase while the total outstanding amount of the loan to that portfolio company may stay the same or decrease. Accrued PIK interest and dividends represented $4.7 million or 1.2% of our portfolio of investments at fair value (excluding unearned income) as of December 31, 2007 and $2.9 million or 1.1% of our portfolio of investments at fair value (excluding unearned income) as of December 31, 2006. The net increase in loan and equity balances as a result of contracted PIK arrangements are separately identified on our statements of cash flows.

PIK related activity for the year ended December 31, 2007 was as follows:

Fiscal Year
Ended
December 31,
2007

Beginning PIK balance	$2,891,565
PIK interest and dividends earned during the period	3,928,159
PIK payments received during the period	(2,105,368)

Ending PIK balance	$4,714,356

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. When a loan or debt security becomes 90 days or more past due, or if we otherwise do not expect the debtor to be able to service its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. At December 31, 2007 and 2006, none of our loans or debt securities were greater than 90 days past due or on non-accrual status. At December 31, 2005, although none of our loans and debt securities were greater than 90 days past due, loans and debt securities at fair value totaling $2.0 million were not accruing PIK interest.

New Accounting Pronouncements

In June 2007, the AICPA issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-01”). SOP 07-1 also provides guidance for determining whether investment company accounting applied by a subsidiary or equity method investee should be retained in the financial statements of the parent company or an equity method investor. SOP 07-1 is effective for fiscal years beginning after December 15, 2007 with early adoption encouraged. On February 6, 2008, the FASB deferred the effective date of SOP 07-1 indefinitely.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS No. 159 allows us to make an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. Although we are currently evaluating SFAS 159, we do not anticipate that adoption will have a significant impact, if any, on our results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. FASB Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently analyzing the effect of adoption of this statement on our consolidated financial position, including our net asset value, and results of operations. We will adopt this statement on a prospective basis for the quarter ending March 31, 2008. Adoption of this statement could have an adverse material effect on our consolidated financial statements, including our net asset value. However, the actual impact on our consolidated financial statements in the period of adoption and subsequent to the period of adoption cannot be determined at this time as it will be influenced by the estimates of fair value for that period and the number and amount of investments we originate, acquire or exit.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Our business activities contain elements of market risk. We consider interest rates to be our principal market risk. We consider the management of risk essential to conducting our business. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income is affected by changes in various interest rates, including LIBOR and prime rates. Approximately 36% of our investment portfolio at fair value bears interest at fixed rates, with the remainder at floating rates.

Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which would reduce our net investment income. Our interest rates on our borrowings are based on commercial paper rates. We have and may continue to use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected investment income by approximately $2.4 million and interest expense by approximately $1.4 million. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders’ of
Patriot Capital Funding, Inc.

We have audited the accompanying consolidated balance sheets of Patriot Capital Funding, Inc. (a Delaware corporation), including the consolidated schedule of investments, as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2007. We have also audited Patriot Capital Funding, Inc’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Patriot Capital Funding, Inc’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on Patriot Capital Funding, Inc’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patriot Capital Funding, Inc. as of December 31, 2007 and 2006, and the results of its operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Patriot Capital Funding, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

/s/ GRANT THORNTON LLP

New York, New York
February 29, 2008

PATRIOT CAPITAL FUNDING, INC.

Consolidated Balance Sheets

	December 31,
	2007	2006

ASSETS
Investments at fair value:
Non-control/non-affiliate investments (cost of $297,661,308 — 2007, $251,915,321 — 2006)	$293,058,636	$251,933,655
Affiliate investments (cost of $87,746,867 — 2007, $8,966,605 — 2006)	86,340,567	8,925,605
Control investments (cost of $7,011,988 — 2007)	9,359,988	—
Unearned income	(4,555,713)	(3,610,884)

Total investments	384,203,478	257,248,376
Cash and cash equivalents	789,451	4,211,643
Restricted cash	10,487,202	5,113,806
Interest receivable	1,758,954	2,221,000
Other assets	617,448	1,727,680

TOTAL ASSETS	$397,856,533	$270,522,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Borrowings	$164,900,000	$98,380,000
Interest payable	821,124	523,709
Dividends payable	6,814,650	4,904,818
Accounts payable, accrued expenses and other	3,723,075	2,605,349

TOTAL LIABILITIES	176,258,849	106,413,876

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 49,000,000 shares authorized; 20,650,455 and 15,821,994 shares issued and outstanding at December 31, 2007 and 2006, respectively	206,504	158,220
Paid-in-capital	233,722,593	171,957,327
Accumulated net investment loss	(1,912,061)	(1,912,061)
Distributions in excess of net investment income	(2,824,651)	(2,821,587)
Net realized loss on investments	(3,171,365)	(3,262,966)
Net unrealized appreciation (depreciation) on interest rate swaps	(762,365)	12,961
Net unrealized depreciation on investments	(3,660,971)	(23,265)

TOTAL STOCKHOLDERS’ EQUITY	221,597,684	164,108,629

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$397,856,533	$270,522,505

NET ASSET VALUE PER COMMON SHARE	$10.73	$10.37

See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006	2005

INVESTMENT INCOME
Interest and dividends:
Non-control/non-affiliate investments (less than 5% owned)	$31,729,397	$25,011,993	$13,035,673
Affiliate investments (5% to 25% owned)	4,947,294	375,716	—
Control investments (greater than 25% owned)	470,584	—	—

Total interest and dividend income	37,147,275	25,387,709	13,035,673

Fees:
Non-control/non-affiliate investments (less than 5% owned)	1,080,929	260,289	366,830
Affiliate investments (5% to 25% owned)	93,419	9,887	—
Control investments (greater than 25% owned)	106,013	—	—

Total fee income	1,280,361	270,176	366,830

Other investment income non-control/non-affiliate investments (less than 5% owned)	534,901	848,449	46,839

Total Investment Income	38,962,537	26,506,334	13,449,342

EXPENSES
Compensation expense	5,410,075	3,877,525	2,481,761
Consulting fees	—	—	554,796
Interest	7,421,596	4,332,582	3,517,989
Professional fees	887,021	1,045,613	730,550
Prepayment penalty	—	—	3,395,335
General and administrative	2,498,724	2,229,970	1,041,030

Total Expenses	16,217,416	11,485,690	11,721,461

Net Investment Income	22,745,121	15,020,644	1,727,881

NET REALIZED GAIN AND (LOSS) AND NET UNREALIZED APPRECIATION (DEPRECIATION)
Net realized gain (loss) on investments — non-control/non-affiliate investments (less than 5% owned)	91,601	(3,262,966)	—
Net unrealized appreciation (depreciation) on investments — non-control/non-affiliate investments (less than 5% owned)	(4,620,406)	3,858,931	(2,965,175)
Net unrealized depreciation on investments — affiliate investments (5% to 25% owned)	(1,365,300)	(41,000)	—
Net unrealized appreciation on investments — control investments (greater than 25% owned)	2,348,000	—	—
Net unrealized appreciation (depreciation) on interest rate swaps	(775,326)	12,961	—

Net Realized Gain (Loss) and Net Unrealized Appreciation (Depreciation)	(4,321,431)	567,926	(2,965,175)

NET INCOME (LOSS)	$18,423,690	$15,588,570	$(1,237,294)

Income (loss) per share, basic	$0.99	$1.10	$(0.17)

Income (loss) per share, diluted	$0.98	$1.10	$(0.17)

Weighted average shares outstanding, basic	18,670,904	14,145,200	7,253,632

Weighted average shares outstanding, diluted	18,830,213	14,237,952	7,253,632

See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,423,690	$15,588,570	$(1,237,294)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	411,860	456,289	192,785
Change in interest receivable	462,046	(1,353,525)	(252,232)
Net realized loss (gain) on sale of investments	(91,601)	3,262,966	—
Net change in unrealized depreciation (appreciation) on investments	3,637,706	(3,817,931)	2,965,175
Unrealized depreciation (appreciation) on interest rate swap	775,326	(12,961)	—
Payment-in-kind interest and dividends	(3,928,159)	(2,424,927)	(1,825,755)
Stock based compensation expense	675,822	505,785	—
Change in unearned income	944,829	364,866	789,884
Change in interest payable	297,415	463,375	(222,762)
Change in management fee payable	—	—	(916,666)
Change in other assets	93,868	(9,663)	(83,849)
Change in accounts payable, accrued expenses and other	1,117,726	812,055	911,569

Net cash provided by operating activities	22,820,528	13,834,899	320,855

CASH FLOWS FROM INVESTING ACTIVITIES:
Funded investments	(200,316,250)	(157,951,595)	(88,850,000)
Principal repayments on investments	67,332,023	37,627,269	14,572,867
Proceeds from sales of investments	5,466,351	3,642,634	—
Purchase of furniture and equipment	(47,832)	(269,436)	(235,057)

Net cash used for investing activities	(127,565,708)	(116,951,128)	(74,512,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	188,177,000	353,580,000	68,900,000
Repayments on borrowings	(121,657,000)	(276,850,000)	(89,895,458)
Deferred offering costs	—	(159,620)	—
Net proceeds from sale of common stock	60,517,044	36,652,098	106,288,919
Dividends paid	(20,217,670)	(10,885,371)	(5,211,178)
Decrease (increase) in restricted cash	(5,373,396)	2,692,522	(4,806,328)
Deferred financing costs	(122,990)	(73,598)	(1,204,256)

Net cash provided by financing activities	101,322,988	104,956,031	74,071,699

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,422,192)	1,839,802	(119,636)
CASH AND CASH EQUIVALENTS AT:
Beginning of year	4,211,643	2,371,841	2,491,477

End of year	$789,451	$4,211,643	$2,371,841

Supplemental information:
Interest paid	$7,124,181	$3,869,208	$3,436,464

Non-cash financing activities:
Dividends reinvested in common stock	$2,212,996	$1,054,090	$242,737
Dividends declared but not paid	$6,814,650	$4,904,818	$—

See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.

Consolidated Statements of Changes in Net Assets

	2007	2006	2005

Operations:
Net investment income	$22,745,121	$15,020,644	$1,727,881
Net realized gain (loss) on investments	91,601	(3,262,966)	—
Net unrealized appreciation (depreciation) on investments	(3,637,706)	3,817,931	(2,965,175)
Net unrealized appreciation (depreciation) on interest rate swap	(775,326)	12,961	—

Net increase (decrease) in net assets from operations	18,423,690	15,588,570	(1,237,294)

Shareholder transactions:
Distributions to stockholders from net investment income	(22,745,121)	(15,020,644)	(1,727,881)
Tax return of capital	(1,592,314)	(2,484,892)	—
Distributions in excess of net investment income	(3,063)	661,257	(3,483,297)

Net decrease in net assets from shareholder distributions	(24,340,498)	(16,844,279)	(5,211,178)

Capital share transactions:
Issuance of common stock	60,517,045	36,652,098	106,046,182
Issuance of common stock under dividend reinvestment plan	2,212,996	1,054,090	242,737
Stock option compensation	675,822	505,785	—

Net increase in net assets from capital share transactions	63,405,863	38,211,973	106,288,919

Total increase in net assets	57,489,055	36,956,264	99,840,447
Net assets at beginning of period	164,108,629	127,152,365	27,311,918

Net assets at end of period	$221,597,684	$164,108,629	$127,152,365

Net asset value per common share	$10.73	$10.37	$10.48

Common shares outstanding at end of period	20,650,455	15,821,994	12,136,655

See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.
Consolidated Schedule of Investments
December 31, 2007

Company(1)	Company
(Industry)	Description	Investment	Principal	Cost	Value

Control investments (greater than 25% owned):

Fischbein, LLC (Machinery)	Designer and manufacturer of packaging equipment	Senior Subordinated Debt (16.5%, Due 5/13) (2) (3) Membership Interest — Class A (4)	$4,211,988	$4,211,988 2,800,000	$4,211,988 5,148,000

Total Control investments (represents 2.4% of total investments at fair value)				$7,011,988	$9,359,988

Affiliate investments (5% to 25% owned):

Aylward Enterprises, LLC(5) (Machinery)	Manufacturer of packaging equipment	Revolving Line of Credit (8.7%, Due 2/12) (3) Senior Secured Term Loan A (9.5%, Due 2/12) (3)	$3,700,000 8,292,188	$3,700,000 8,292,188	$3,700,000 8,292,188
		Senior Subordinated Debt (14.5%, Due 8/12) (2)	6,424,702	6,424,702	6,424,702
		Membership Interest (4)		1,250,000	—

KTPS Holdings, LLC (Textiles & Leather)	Manufacturer and distributor of specialty pet products	Revolving Line of Credit (8.2%, Due 1/12) (3) Senior Secured Term Loan A (8.4%, Due 1/12) (3) Senior Secured Term Loan B (12.0%, Due 1/12) (3)	300,000 6,012,500 1,985,000	300,000 6,012,500 1,985,000	300,000 6,012,500 1,985,000
		Senior Subordinated Debt (15.0%, Due 3/12) (2) (3)	4,081,878	4,081,878	4,081,878
		Membership Interest — Class A (4)		730,020	769,000
		Membership Interest — Common (4)		19,980	87,900

Nupla Corporation (Home & Office Furnishings, Housewares & Durable Consumer Products)	Manufacturer and marketer of professional high-grade fiberglass-handled striking and digging tools	Revolving Line of Credit (9.5%, Due 9/12) (3) Senior Secured Term Loan A (8.8%, Due 9/12) (3) Senior Subordinated Debt (14.0%, Due 3/13) (2) Preferred Stock (4) Common Stock (4)	550,000 5,678,125 3,019,688	550,000 5,678,125 3,019,688 493,427 25,000	550,000 5,678,125 3,019,688 493,427 38,300

Smart, LLC (5) (Diversified/Conglomerate Service)	Provider of tuition management services	Revolving Line of Credit (12.3%, Due 8/11) (3) Senior Secured Term Loan A (12.3%, Due 8/11) (3) Senior Secured Term Loan B (19.0%, Due 2/12) (2) (3)	870,000 3,862,500 3,668,965	870,000 3,862,500 3,668,965	870,000 3,862,500 3,668,965
		Convertible Subordinated Note (22.0%, Due 8/12)	250,000	250,000	250,000
		Membership Interest — Class B (4)		1,000,000	729,100

Sport Helmets Holdings, LLC (5) (Personal & Nondurable Consumer Products)	Manufacturer of protective headgear	Senior Secured Term Loan A (9.0%, Due 12/13) Senior Secured Term Loan B (9.5%, Due 12/13) Senior Subordinated Debt (15.0%, Due 6/14) (2) Common Stock (4)	4,500,000 7,500,000 8,011,333	4,500,000 7,500,000 8,011,333 2,000,00	4,500,000 7,500,000 8,011,333 1,901,500

Vince & Associates Clinic Research, Inc. (Healthcare, Education & Childcare)	Provider of clinical testing services	Senior Secured Term Loan (10.0%, Due 11/12) (2) (3) Senior Subordinated Debt (15.0%, Due 5/13) (2) Convertible Preferred Stock (4)	7,500,000 5,521,561	7,500,000 5,521,561 500,000	7,500,000 5,521,561 592,900

Total Affiliate investments (represents 22.2% of total investments at fair value)				$87,746,867	$86,340,567

Non-control/non-affiliate investments (less than 5% owned):

ADAPCO, Inc. (Ecological)	Distributor of specialty chemicals and contract application services	Revolving Line of Credit (9.0%, Due 7/11) (3) Senior Secured Term Loan A (10.5%, Due 6/11) (3) Common Stock (4)	$2,200,000 13,016,250	$2,200,000 13,016,250 500,000	$2,200,000 12,316,300 —

Aircraft Fasteners International, LLC (Machinery)	Distributor of fasteners and related hardware for use in aerospace, electronics and defense industries	Senior Secured Term Loan (8.3%, Due 11/12) (3) Senior Subordinated Debt (14.0%, Due 5/13) (2) (3) Convertible Preferred Stock (4)	6,800,000 5,200,000	6,800,000 5,200,000 253,342	6,800,000 5,200,000 341,800

Allied Defense Group, Inc. (Aerospace & Defense)	Diversified defense company	Common Stock (4)		463,168	161,600

Arrowhead General Insurance Agency, Inc. (6) (Insurance)	Insurance agency and program specialist	Junior Secured Term Loan (12.1%, Due 2/13) (3)	5,000,000	5,000,000	4,500,000

Borga, Inc. (Mining, Steel, Iron & Nonprecious Metals)	Manufacturer of pre-fabricated metal building systems	Senior Secured Term Loan A (8.8%, Due 3/09) (3) Senior Secured Term Loan B (11.8%, Due 5/10) (3) Senior Secured Term Loan C (16.0%, Due 5/10) (2) (3) Common Stock Warrants (4)	1,321,000 1,785,250 7,794,323	1,321,000 1,785,250 7,794,323 20,250	1,321,000 1,785,250 7,794,323 —

Caleel + Hayden, LLC (5) (Personal & Nondurable Consumer Products)	Provider of proprietary branded professional skincare and cosmetic products to physicians and spa communities	Senior Secured Term Loan B (9.6%, Due 11/11) (3) Senior Subordinated Debt (14.5%, Due 11/12) (2) (3) Common Stock (4)	10,879,062 6,250,000	10,879,062 6,250,000 750,000	10,879,062 6,250,000 1,058,600

Company(1)	Company
(Industry)	Description	Investment	Principal	Cost	Value

Cheeseworks, Inc. (Grocery)	Distributor of specialty cheese and food products	Revolving Line of Credit (7.6%, Due 6/11) (3) Senior Secured Term Loan (10.7%, Due 6/11) (3)	5,080,219 10,648,560	5,080,219 10,648,560	5,080,219 10,648,560

CS Operating, LLC (5) (Buildings & Real Estate)	Provider of maintenance, repair and replacement of HVAC, electrical, plumbing, and foundation repair	Senior Secured Term Loan A (9.1%, Due 7/12) (3) Senior Subordinated Debt (14.5%, Due 1/13) (2) (3)	2,325,000 2,527,328	2,325,000 2,527,328	2,325,000 2,527,328

Copperhead Chemical Company, Inc. (Chemicals, Plastics & Rubber)	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt (15.3%, Due 1/13) (2) (3)	3,540,943	3,540,943	3,540,943

Custom Direct, Inc. (6) (Printing & Publishing)	Direct marketer of checks and other financial products and services	Junior Secured Term Loan (10.8%, Due 12/14) (3)	2,000,000	2,000,000	1,750,000

Dover Saddlery, Inc. (Retail Stores)	Equestrian products catalog retailer	Common Stock (4)		148,200	129,200

Eight O’Clock Coffee Company (6) (Beverage, Food & Tobacco)	Manufacturer, distributor, and marketer of coffee	Junior Secured Term Loan (11.4%, Due 7/13) (3)	9,000,000	9,000,000	9,000,000

Employbridge Holding Company (5) (6) (Personal, Food & Miscellaneous Services)	A provider of specialized staffing services	Junior Secured Term Loan (11.8%, Due 10/13) (3)	3,000,000	3,000,000	2,910,000

Encore Legal Solutions, Inc. (Printing & Publishing)	Legal document management services	Junior Secured Term Loan A (10.7%, Due 6/10) (2) (3) Junior Secured Term Loan B (10.8%, Due 6/10) (2) (3) Senior Subordinated Debt (15.0%, Due 6/10) (2) (3) Common Stock Warrants (4)	3,949,437 7,193,143 5,926,861	3,949,437 7,193,143 5,926,861 350,000	3,949,437 7,193,143 3,526,900 —

EXL Acquisition Corp. (Electronics)	Manufacturer of lab testing supplies	Senior Secured Term Loan A (8.4%, Due 3/11) (3) Senior Secured Term Loan B (8.9%, Due 3/12) (3)	4,800,000 4,851,840	4,800,000 4,851,840	4,800,000 4,851,840
		Senior Secured Term Loan C (9.4%, Due 3/12) (3)	2,992,500	2,992,500	2,992,500
		Senior Secured Term Loan D (15.0%, Due 3/12) (3)	7,000,000	7,000,000	7,000,000
		Common Stock — Class A (4)		2,475	123,900
		Common Stock — Class B (2)		254,057	255,325

Fairchild Industrial Products, Co. (Electronics)	Manufacturer of industrial controls and power transmission products	Senior Secured Term Loan A (8.3%, Due 7/10) (3) Senior Secured Term Loan B (10.0%, Due 7/11) (3) Senior Subordinated Debt (14.8%, Due 7/11) (2) Preferred Stock — Class A (2)	5,580,000 9,325,000 5,460,000	5,580,000 9,325,000 5,460,000 327,879	5,580,000 9,325,000 5,460,000 327,879
		Common Stock — Class B (4)		121,598	293,200

Impact Products, LLC (Machinery)	Distributor of janitorial supplies	Junior Secured Term Loan B (9.5%, Due 9/12) (3) Junior Secured Term Loan C (13.5%, Due 9/12) (2) (3)	8,968,750 5,547,996	8,968,750 5,547,996	8,968,750 5,547,996

Innovative Concepts in Entertainment, Inc. (Personal & Nondurable Consumer Products)	Manufacturer of coin operated games	Senior Secured Term Loan A (9.0%, Due 2/11) (3) Senior Secured Term Loan B (9.5%, Due 2/11) (3) Senior Secured Term Loan C (13.0%, Due 8/11) (3)	4,312,500 3,537,000 3,900,000	4,312,500 3,537,000 3,900,000	4,312,500 3,537,000 3,900,000

Keltner Enterprises, LLC(5) (Oil & Gas)	Distributor of automotive oils, chemicals and parts	Senior Subordinated Debt (14.0%, Due 12/11) (3)	3,850,000	3,850,000	3,850,000

L.A. Spas, Inc. (Chemicals, Plastics & Rubber)	Manufacturer of above ground spas	Senior Subordinated Debt (15.5%, Due 1/10) (2) (3) Common Stock Warrants (4)	7,271,249	7,271,249 5,000	7,271,249 —

LHC Holdings Corp.	Provider of home healthcare services	Revolving Line of Credit (8.8%, Due 11/12) (3) Senior Secured Term Loan A (8.8%, Due 11/12) (3)	300,000 5,100,000	300,000 5,100,000	300,000 5,100,000

		Senior Subordinated Debt (14.5%, Due 5/13)	4,565,000	4,565,000	4,565,000
		Membership Interest (4)		125,000	120,500

Mac & Massey Holdings, LLC (Grocery)	Broker and distributor of ingredients to manufacturers of food products	Senior Subordinated Debt (16.5%, Due 2/13) (2) Common Stock (4)	7,438,280	7,438,280 250,000	7,438,280 388,200

Metrologic Instruments, Inc. (6) (Electronics)	Manufacturer of imaging and scanning equipment	Senior Secured Term Loan (7.8%, Due 4/14) (3) Junior Secured Term Loan (11.1%, Due 4/15)	992,500 1,000,000	992,500 1,000,000	942,900 930,000

Company(1)	Company
(Industry)	Description	Investment	Principal	Cost	Value

Nice-Pak Products, Inc. (6) (Containers, Packaging & Glass)	Manufacturer of pre-moistened wipes	Senior Secured Term Loan (8.5%, Due 6/14) (3)	2,985,000	2,985,000	2,895,500

Northwestern Management Services, LLC (Healthcare, Education & Childcare)	Provider of dental services	Senior Secured Term Loan A (8.9%, Due 12/12) (3) Senior Secured Term Loan B (9.4%, Due 12/12) (3) Senior Subordinated Debt (15.0%, Due 6/13) (2) Common Stock (4)	6,000,000 1,250,000 2,754,125	6,000,000 1,250,000 2,754,125 500,000	6,000,000 1,250,000 2,754,125 504,400

Prince Mineral Company, Inc. (Metals & Minerals)	Manufacturer of pigments	Junior Secured Term Loan (9.9%, Due 12/12) (3) Senior Subordinated Debt (14.0%, Due 7/13) (2) (3)	11,375,000 11,913,159	11,375,000 11,913,159	11,375,000 11,913,159

Quartermaster, Inc. (Retail Stores)	Retailer of uniforms and tactical equipment to law enforcement and security professionals	Revolving Line of Credit (9.5%, Due 12/10) (3) Senior Secured Term Loan A (9.4%, Due 12/10) (3) Senior Secured Term Loan B (10.6%, Due 12/10) (3) Senior Secured Term Loan C (15.0%, Due 12/11) (2) (3)	500,000 4,276,250 2,568,750 3,298,069	500,000 4,276,250 2,568,750 3,298,069	500,000 4,276,250 2,568,750 3,298,069

R-O-M Corporation (Automobile)	Manufacturer of doors, ramps and bulk heads for fire trucks and food transportation	Senior Secured Term Loan A (8.0%, Due 2/13) (3) Senior Secured Term Loan B (9.3%, Due 5/13) (3) Senior Subordinated Debt (15.0%, Due 8/13) (2)	7,440,000 8,464,500 9,100,000	7,440,000 8,464,500 9,100,000	7,440,000 8,464,500 9,100,000

Sidump’r Trailer Company, Inc. (Automobile)	Manufacturer of side dump trailers	Revolving Line of Credit (9.8%, Due 1/11) (3) Senior Secured Term Loan A (8.5%, Due 1/11) (3) Senior Secured Term Loan B (11.5%, Due 1/11) (3)	1,675,000 2,047,500 2,320,625	1,675,000 2,047,500 2,320,625	1,675,000 2,047,500 2,320,625
		Senior Secured Term Loan C (15.0%, Due 7/11) (2) (3)	3,230,074	3,230,074	3,230,074
		Senior Subordinated Debt (12.0%, Due 1/12) (3)	75,000	75,000	75,000
		Preferred Stock (2)		87,271	—
		Common Stock (4)		25	—

Total Non-control/non-affiliate investments (represents 75.4% of total investments at fair value)				$297,661,308	$293,058,636

Total Investments				$392,420,163	$388,759,191
Unearned Income				(4,555,713)	(4,555,713)

Total Investments Net of Unearned Income				$387,864,450	$384,203,478

(1)	Affiliate investments are generally defined under the Investment Company Act of 1940, as amended (the “1940 Act”) as companies in which the Company owns at least 5% but not more than 25% of the voting securities of the company. Controls investments are generally defined under the 1940 Act as companies in which the Company owns at more than 25% of the voting securities of the company.

(2)	Amount includes payment-in-kind (PIK) interest or dividends.

(3)	Pledged as collateral under the Company’s Securitization Facility. See Note 4 to Consolidated Financial Statements.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.

(6)	Syndicated investment which has been originated by another financial institution and broadly distributed.

See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.
Consolidated Schedule of Investments
December 31, 2006

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Affiliate investments (5% to 25% owned):

Smart, LLC (5) (Diversified/Conglomerate Service)	Provider of tuition management services	Senior Secured Term Loan A (10.4%, Due 6/11) (3) Senior Secured Term Loan B (16.5%, Due 2/12) (2) (3) Membership Interest — Class B (4)	$4,425,000 3,541,605	$4,425,000 3,541,605 1,000,000	$4,425,000 3,541,605 959,000

Total Affiliate investments (represents 3.4% of total investments at fair value)				$8,966,605	$8,925,605

Non-control/non-affiliate investments (less than 5% owned):

ADAPCO, Inc (Ecological)	Distributor of specialty chemicals and contract application services	Senior Secured Term Loan A (10.9%, Due 6/11) (3) Common Stock (4)	$13,350,000	$13,350,000 500,000	$13,350,000 328,500

Agent Media Corporation (Printing & Publishing)	Publisher of insurance industry periodicals	Senior Secured Term Loan A (10.1%, Due 9/08) (3) Senior Secured Term Loan B (12.4%, Due 9/09) (3) Common Stock Warrants (4)	1,000,000 2,130,105	1,000,000 2,130,105 31,000	1,000,000 2,130,105 36,200

Allied Defense Group, Inc. (Aerospace & Defense)	Diversified defense company	Common Stock Warrants (4)		463,168	505,800

Arrowhead General Insurance Agency, Inc. (6) (Insurance)	Insurance agency and program specialist	Junior Secured Term Loan (12.6%, Due 2/13) (3)	5,000,000	5,000,000	5,075,000

Borga, Inc. (Mining, Steel, Iron & Nonprecious Metals)	Manufacturer of pre-fabricated metal building systems	Senior Secured Term Loan A (8.9%, Due 3/09) (3) Senior Secured Term Loan B (11.9%, Due 5/10) (3) Senior Secured Term Loan C (16.0%, Due 5/10) (2) (3) Common Stock Warrants (4)	1,208,500 1,810,250 7,485,057	1,208,500 1,810,250 7,485,057 20,250	1,208,500 1,810,250 7,485,057 21,200

Caleel + Hayden, LLC (5) (Personal & Nondurable Consumer Products)	Provider of proprietary branded professional skincare and cosmetic products to physicians and spa communities	Senior Secured Term Loan A (8.1%, Due 11/10) Senior Secured Term Loan B (10.1%, Due 11/11) (3) Senior Subordinated Debt (14.5%, Due 11/12) (2) (3) Common Stock (4)	5,000,000 11,000,000 6,272,135	5,000,000 11,000,000 6,272,135 750,000	5,000,000 11,000,000 6,272,135 858,100

Cheeseworks, Inc. (Grocery)	Distributor of specialty cheese and food products	Revolving Line of Credit (8.0%, Due 6/11) (3) Senior Secured Term Loan (11.0%, Due 6/11) (3)	5,080,219 11,845,374	5,080,219 11,845,374	5,080,219 11,845,374

Copperhead Chemical Company, Inc. (Chemicals, Plastics & Rubber)	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt (15.3%, Due 11/10) (2) (3)	4,824,790	4,824,790	4,824,790

Dover Saddlery, Inc. (Retail Stores)	Equestrian products catalog retailer	Senior Subordinated Debt (11.5%, Due 9/09) (3) Common Stock (4)	3,000,000	3,000,000 148,200	3,000,000 171,200

Eight O’Clock Coffee Company (6) (Beverage, Food & Tobacco)	Manufacturer, distributor, and marketer of coffee	Junior Secured Term Loan (11.9%, Due 7/13) (3)	9,000,000	9,000,000	9,146,250

Employbridge Holding Company (5) (6) (Personal, Food & Miscellaneous Services)	A provider of specialized staffing services	Junior Secured Term Loan (12.4%, Due 10/13) (3)	3,000,000	3,000,000	3,007,500

Encore Legal Solutions, Inc. (Printing & Publishing)	Legal document management services	Junior Secured Term Loan A (10.6%, Due 12/09) (3) Junior Secured Term Loan B (10.8%, Due 12/09) (3) Senior Subordinated Debt (15.0%, Due 5/10) (2) (3) Common Stock Warrants (4)	3,819,500 6,907,625 5,098,906	3,819,500 6,907,625 5,098,906 350,000	3,819,500 6,907,625 5,098,906 —

EXL Acquisition Corp. (Electronics)	Manufacturer of lab testing supplies	Senior Secured Term Loan A (8.6%, Due 3/11) (3) Senior Secured Term Loan B (9.1%, Due 3/12) (3) Senior Secured Term Loan D (15.0%, Due 3/12) (2) (3)	7,100,000 2,382,000 5,000,833	7,100,000 2,382,000 5,000,833	7,100,000 2,382,000 5,000,833
		Common Stock — Class A (4)		2,475	86,300
		Common Stock — Class B (2)		267,466	268,266

Fairchild Industrial Products, Co. (Electronics)	Manufacturer of industrial controls and power transmission products	Senior Secured Term Loan A (9.4%, Due 7/10) (3) Senior Secured Term Loan B (11.4%, Due 7/11) (3) Senior Subordinated Debt (15.5%, Due 7/11) (2) Preferred Stock — Class A (2)	9,770,000 2,793,750 5,368,427	9,770,000 2,793,750 5,368,427 399,401	9,770,000 2,793,750 5,368,427 399,401
		Common Stock — Class B (4)		121,598	80,400

Impact Products, LLC (Machinery)	Distributor of janitorial supplies	Junior Secured Term Loan B (9.6%, Due 9/12) (3) Junior Secured Term Loan C (13.5%, Due 9/12) (2) (3)	7,462,500 5,596,938	7,462,500 5,596,938	7,462,500 5,596,938

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Innovative Concepts in Entertainment, Inc. (Personal & Nondurable Consumer Products)	Manufacturer of coin operated games	Senior Secured Term Loan A (9.4%, Due 2/11) (3) Senior Secured Term Loan B (9.9%, Due 2/11) (3) Senior Secured Term Loan C (13.0%, Due 8/11) (3)	5,550,000 3,582,000 3,900,000	5,550,000 3,582,000 3,900,000	5,550,000 3,582,000 3,900,000

Keltner Enterprises, LLC(5) (Oil & Gas)	Distributor of automotive oils, chemicals and parts	Senior Subordinated Debt (14.0%, Due 12/11) (3)	3,850,000	3,850,000	3,850,000

L.A. Spas, Inc. (Chemicals, Plastics & Rubber)	Manufacturer of above ground spas	Senior Subordinated Debt (15.5%, Due 1/10) (2) (3) Common Stock Warrants (4)	7,020,843	7,020,843 5,000 —	7,020,843

Natural Products Group, LLC (5) (6) (Personal & Nondurable Consumer Products)	Manufacturer and marketer of branded personal care products	Junior Secured Term Loan (11.9%, Due 12/13) (3)	4,000,000	4,000,000	4,040,000

Prince Mineral Company, Inc. (Metals & Minerals)	Manufacturer of pigments	Junior Secured Term Loan (10.3%, Due 12/12) (3) Senior Subordinated Debt (14.0%, Due 7/13) (2) (3)	11,475,000 11,803,278	11,475,000 11,803,278	11,475,000 11,803,278

Quartermaster, Inc. (Retail Stores)	Retailer of uniforms and tactical equipment to law enforcement and security professionals	Senior Secured Term Loan A (9.9%, Due 12/10) (3) Senior Secured Term Loan B (11.2%, Due 12/10) (3) Senior Secured Term Loan C (15.0%, Due 12/11) (2) (3)	6,000,000 2,600,000 3,199,633	6,000,000 2,600,000 3,199,633	6,000,000 2,600,000 3,199,633

R-O-M Corporation (Automobile)	Manufacturer of doors, ramps and bulk heads for fire trucks and food transportation	Revolving Line of Credit (9.1%, Due 12/09) (3) Senior Secured Term Loan A (9.0%, Due 12/09) (3) Senior Secured Term Loan B (9.4%, Due 12/10) (3) Senior Subordinated Debt (16.0%, Due 12/10) (2) (3)	1,500,000 2,958,000 3,374,500 7,082,680	1,500,000 2,958,000 3,374,500 7,082,680	1,500,000 2,958,000 3,374,500 7,082,680

Robert Rothschild Farm, Inc. (Beverage, Food & Tobacco)	Manufacturer of specialty food products	Senior Secured Term Loan B (9.1%, Due 7/11) (3) Senior Subordinated Debt (16.3%, Due 1/12) (2) (3)	4,500,000 4,902,868	4,500,000 4,902,868	4,500,000 4,902,868

Sidump’r Trailer Company, Inc. (Automobile)	Manufacturer of side dump trailers	Revolving Line of Credit (10.8%, Due 1/11) (3) Senior Secured Term Loan A (9.0%, Due 1/11) (3) Senior Secured Term Loan B (12.0%, Due 1/11) (3)	430,000 2,660,000 2,344,125	430,000 2,660,000 2,344,125	430,000 2,660,000 2,344,125
		Senior Secured Term Loan C (14.0%, Due 7/11) (2) (3)	3,161,694	3,161,694	3,161,694
		Senior Subordinated Debt (12.0%, Due 1/12) (3)	75,000	75,000	75,000
		Preferred Stock (2)	80,808	80,808	80,808
		Common Stock (4)	25	25	49,700

Stolle Machinery Company, LLC (6) (Machinery)	Provider of capital equipment used in the production of aluminum or steel beverage and food cans	Junior Secured Term Loan (11.4%, Due 9/13)	500,000	500,000	502,500

Total Non-control/non-affiliate investments (represents 96.6% of total investments at fair value)				$251,915,921	$251,933,655

Total Investments				$260,882,526	$260,859,260
Unearned Income				(3,610,884)	(3,610,884)

Total Investments Net of Unearned Income				$257,271,642	$257,248,376

(1)	The Company does not “control,” and, except with respect to Smart, LLC, is not an “affiliate” of, any of its portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company “controls” a portfolio company if it owns 25% or more of its voting securities and is an “affiliate” of a portfolio company if the Company owns 5% or more of its voting securities.

(2)	Amount includes payment-in-kind (PIK) interest or dividends.

(3)	Pledged as collateral under the Company’s Securitization Facility. See Note 4 to Consolidated Financial Statements.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.

(6)	Syndicated investment which has been originated by another financial institution and broadly distributed.

See Notes to Consolidated Financial Statements

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements

Note 1.	Organization

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

Basis of Presentation

Prior to July 27, 2005, the Company had originated, arranged and serviced the investments made by Wilton Funding, LLC (“Wilton”), which had invested in debt instruments and warrants of U.S.-based companies. On July 27, 2005, Wilton merged with and into the Company. As both the Company and Wilton were under common ownership and control, the merger was accounted for like a pooling of interests whereby the net assets of Wilton were recorded at their carrying amounts and the accompanying 2005 financial statements are presented by combining the assets, liabilities and operations of Wilton and the Company prior to the merger, with all significant intercompany balances and transactions eliminated.

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

Restricted Cash

Restricted cash at December 31, 2007 and 2006, consisted of cash held in an operating and money market account, pursuant to the Company’s agreement with its lender.

Concentration of Credit Risk

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Duff & Phelps, LLC, an independent valuation firm (“Duff & Phelps”), provided third party valuation consulting services to the Company which consisted of certain limited procedures that the Company engaged them to perform. At December 31, 2007 and 2006, the Company asked Duff & Phelps to perform the limited procedures on certain investments in its portfolio. The Company’s Board of Directors is solely responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are included in other assets and are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets up to five years and over the shorter of the economic life or the term of the lease for leasehold improvements.

Debt Issuance Costs

Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts are amortized into the statement of operations ratably over the

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

contractual term of the borrowing. At December 31, 2007 and 2006, unamortized debt issuance costs were $609,000 and $747,000 and included in other assets in the accompanying balance sheets. Amortization expense was $262,000, $366,000, and $174,000 for the years ended 2007, 2006 and 2005, respectively.

Interest Income Recognition

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. When a loan becomes 90 days or more past due, or if the Company otherwise does not expect the debtor to be able to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company remains contractually entitled to this interest and may collect it upon the sale or recapitalization of the portfolio company. At December 31, 2007 and 2006, none of the Company’s loans or debt securities were on non-accrual status. Investment origination fees are deferred and amortized as adjustments to the related yield over the contractual life of the investment. Unearned income was $4.6 million and $3.6 million as of December 31, 2007 and 2006, respectively.

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

Fee Income Recognition

The Company receives a variety of fees in the ordinary course of conducting its business, including Advisory Fees, Loan Fees, Arrangement Fees, Amendment Fees, Unused Fees, Draw Fees, Annual Administrative Fees, Anniversary Fees, and Prepayment Fees (collectively the “Fees”). In a limited number of cases, the Company may also receive a non-refundable deposit earned upon the termination of a transaction. The Company recognizes Fees, which qualify as loan origination fees, in accordance with the Statement of Financial Accounting Standards No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” (“SFAS 91”). SFAS 91 requires that the Company recognize loan origination fees using the interest method. In addition, the Company capitalizes and offsets direct loan origination costs against the Fees received and only defers and amortizes the net Fee. During the year ended December 31, 2007, the Company capitalized $610,000 of direct loan origination costs and offset $668,000 of capitalized costs against fees received of $4.3 million. At December 31, 2007, the remaining balance of capitalized costs totaled $46,000, which relates to loan originations in process. During the year ended December 31, 2006, the Company capitalized $411,000 of direct loan origination costs and offset $409,000 of capitalized costs against fees received of $2.3 million. During the year ended December 31,

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

2005, the Company capitalized $203,000 of direct loan origination costs and offset $102,000 of capitalized costs against fees received of $352,000.

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

During the years ended December 31, 2007, 2006 and 2005, the Company recognized $1.0 million, $1.1 million and $414,000, respectively, of income from fees and other investment income other than loan origination fees. Other investment income consists principally of deferred financing fees and prepayment fees received from portfolio companies on the repayment of their debt facility.

Unearned income activity for the years ended December 31, 2007 and 2006 was as follows:

	2007	2006

Beginning unearned income balance	$3,610,884	$3,439,295
Net fees received	3,647,472	2,254,649
Unearned income recognized	(2,702,643)	(2,083,060)

Ending unearned income balance	$4,555,713	$3,610,884

Payment in Kind Interest/Dividends

The Company has investments in debt and equity securities in its portfolio which contain a payment in kind or “PIK” interest or dividend provision. PIK interest and dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as income. For the years ended December 31, 2007, 2006 and 2005, the Company recorded PIK income of $3.9 million, $2.4 million and $1.8 million, respectively.

PIK related activity for the years ended December 31, 2007 and 2006 was as follows:

	2007	2006

Beginning of period PIK balance	$2,891,565	$2,174,974
PIK interest and dividends earned during the year	3,928,159	2,424,927
Sales of investments	—	(383,946)
Payments received during the year	(2,105,368)	(1,324,390)

Ending PIK balance	$4,714,356	$2,891,565

To qualify for the federal income tax benefits applicable to RICs (see Accounting Policy Note on Federal Income Taxes), this non-cash source of income is included in the income that must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash relating to such income.

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

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock Options

During 2005, the Company established a stock option plan (the “Plan”) and reserved 1,341,748 shares of common stock for issuance under the Plan. On August 2, 2005, concurrent with the completion of the Company’s initial public offering, options to purchase a total of 1,301,496 shares of common stock were granted to the Company’s executive officers with an exercise price of $14.00 per share (the initial public offering price of the common stock). Such options vest equally over three years from the date of grant and have a ten-year exercise period. In June 2006, the stockholders approved the issuance of an additional 1,089,929 shares of the Company’s common stock upon exercise of options to be granted under the Plan. On June 26, 2006, options to purchase a total of 903,000 shares of common stock were granted to the Company’s executive officers and employees with an exercise price of $10.97 per share (the closing price of the common stock at date of grant). Such options vest equally, on a monthly basis, over three years from the date of grant and have a ten-year exercise period. On February 23, 2007, options to purchase a total of 227,181 shares of common stock were granted to the Company’s executive officers and employees with an exercise price of $14.38 per share (the closing price of the common stock at date of grant). Such options vest equally, on a monthly basis, over three years from the date of grant and have a ten-year exercise period. In June 2007, the stockholders approved the issuance of an additional 1,213,000 shares of the Company’s common stock upon exercise of options to be granted under the Plan. On November 1, 2007, options to purchase a total of 5,000 shares of common stock were granted to the Company’s employees with an exercise price of $11.49 per share (the closing price of the common stock at date of grant). As of December 31, 2007, 2,436,677 options were outstanding, of which 1,382,409 were exercisable. The options have a weighted average remaining contractual life of 8.0 years, a weighted average exercise price of $12.91, and an aggregate intrinsic value of approximately $0.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” (“SFAS 123R”). The Company has elected the “modified prospective method” of transition as permitted by SFAS 123R. Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption. Accordingly, periods prior to adoption are not restated. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. For shares granted in 2005, this model used the following assumptions: annual dividend rate of 8%, risk free interest rate of 4.3%, expected volatility of 21%, and the expected life of the options of 10 years. As a result of the Company’s recent initial public offering, the Company did not have a history of option exercises or forfeitures and, accordingly applied a 10 year expected option life, equal to the life of the grants, in the option pricing model for grants in 2005. For shares granted in 2006, this model used the following assumptions: annual dividend rate of 9.2%, risk free interest rate of 5.25%, expected volatility of 21%, and the expected life of the options of 6.5 years. For shares granted in February 2007, this model used the following assumptions: annual dividend rate of 8.3%, risk free interest rate of 4.7%, expected volatility of 20%, and the expected life of the options of 6.5 years. For shares granted in November 2007, this model used the following assumptions: annual dividend rate of 11.1%, risk free interest rate of 4.2%, expected volatility of 24%, and the expected life of the options of 6.5 years. For 2006 and 2007 grants, the Company calculated its expected term assumption using guidance provided by SEC Staff Accounting Bulletin 107 (“SAB 107”). SAB 107 allows companies to use a simplified expected term calculation in instances where no historical experience exists, provided that the companies meet specific criteria. The stock options granted by the Company meet those criteria, and the expected terms were determined using the SAB 107 simplified method.

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

Expected volatility was based on historical volatility of similar entities whose share prices and volatility were available for all grants except the November 2007 grant. The November 2007 grant was calculated using the Company’s historical volatility.

Assumptions used on future grants may change as the Company’s actual experience may be different. The weighted average fair value of options granted in 2007, 2006 and 2005 was approximately $0.98, $0.74 and $0.90, respectively, using the Black-Scholes option pricing model. The Company has adopted the policy of recognizing compensation cost for options with graded vesting on a straight-line basis over the requisite service period for the entire award. For the years ended December 31, 2007 and 2006, the Company recorded compensation expense related to stock options of approximately $676,000 and $506,000, respectively, which is included in compensation expense in the Consolidated Statements of Operations. The Company does not record the tax benefits associated with the expensing of stock options since the Company elected to be treated as a RIC under Subchapter M of the Internal Revenue Code and as such, the Company is not subject to federal income tax on the portion of taxable income and gains distributed to stockholders, provided that at least 90% of its annual taxable income is distributed. As of December 31, 2007, there was $896,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over 2.8 years.

Prior to the adoption of SFAS 123R, the Company provided disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company did not recognize stock-based compensation cost in our consolidated statements of operations for periods prior to the adoption of SFAS 123R, as all options granted had an exercise price equal to the closing market price of our common stock on the date of grant.

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

Federal Income Taxes

The Company has elected to be treated as a RIC under the Code. The Company’s RIC tax year was filed on a July 31 basis. The Company’s policy is to comply with the requirements of the Code that are applicable to RICs and to distribute substantially all of its taxable income to its stockholders. Therefore, no federal income tax provision is included in the accompanying financial statements. On February 11, 2008, the Company was granted permission by the Internal Revenue Service to change its RIC tax year from July 31, to

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

December 31, effective on December 31, 2007. Accordingly, the Company will prepare a short period tax return from August 1, 2007 through December 31, 2007, and will file on a calendar year basis for 2008 and thereafter (see Note 11. Income Taxes).

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

Dividends and distributions which exceed net investment income and net realized capital gains for financial reporting purposes but not for tax purposes are reported as distributions in excess of net investment income and net realized capital gains, respectively. To the extent that they exceed net investment income and net realized gains for tax purposes, they are reported as distributions of paid-in capital (i.e., return of capital). The Company determined that $335,000 and $2.5 million, respectively, of distributions represented a return of capital for tax purposes for the tax years ended July 31, 2007 and 2006, respectively. In addition, because of the change in our tax year, the Company determined that $1.3 million of distributions during the RIC short tax period, August 1, 2007 through December 31, 2007, represented a return of capital for tax purposes. As more fully discussed in Note 11, such return of capital distributions was determined by the Company’s tax earnings and profits during such periods.

Recent Accounting Pronouncements

In June 2007, the AICPA issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-01”). SOP 07-1 also provides guidance for determining whether investment company accounting applied by a subsidiary or equity method investee should be retained in the financial statements of the parent company or an equity method investor. SOP 07-1 is effective for fiscal years beginning after December 15, 2007 with early adoption encouraged. On February 6, 2008, the FASB deferred the effective date of SOP 07-1 indefinitely.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS No. 159 allows the Company to make an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. Although the Company is currently evaluating SFAS 159 it does not anticipate that adoption will have a significant impact, if any, on our results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. FASB Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently analyzing the effect of adoption of this statement on its consolidated financial position, including its net asset value, and results of operations. The Company will adopt this statement on a prospective basis for the quarter ending March 31, 2008. Adoption of this statement could have an adverse material effect on our consolidated financial statements, including our net asset value. However, the actual impact on our consolidated financial statements in the period of adoption and subsequent to the period of adoption cannot be determined at this time as it will be influenced by the estimates of fair value for that period and the number and amount of investments we originate, acquire or exit.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 3.	Investments

At December 31, 2007 and December 31, 2006, investments consisted of the following:

	December 31, 2007		December 31, 2006
	Cost	Fair Value	Cost	Fair Value

Investments in debt securities	$379,443,471	$375,294,460	$256,743,135	$257,014,385
Investments in equity securities	12,976,692	13,464,731	4,139,391	3,844,875

Subtotal	392,420,163	388,759,191	260,882,526	260,859,260
Unearned income	(4,555,713)	(4,555,713)	(3,610,884)	(3,610,884)

Total	$387,864,450	$384,203,478	$257,271,642	$257,248,376

The Company is a specialty finance company that provides customized financing solutions to small- to mid-sized companies that operate in diverse industry sectors. The Company makes investments in senior secured loans, junior secured loans, subordinated debt and equity-based investments, including warrants. At December 31, 2007 and December 31, 2006, $139.4 million and $102.7 million, respectively, of the Company’s portfolio investments at fair value were at fixed rates, which represented approximately 36% and 39%, respectively, of the Company’s total portfolio of investments at fair value. The Company generally structures its subordinated debt at fixed rates, although many of its senior secured and junior secured loans are, and will be, at variable rates determined on the basis of a benchmark LIBOR or prime rate. The Company’s loans generally have stated maturities ranging from 4 to 7.5 years.

The composition of the Company’s investments as of December 31, 2007 and December 31, 2006 at cost and fair value was as follows, excluding unearned income:

	December 31, 2007				December 31, 2006
	Cost	%(1)	Fair Value	%(1)	Cost	%(1)	Fair Value	%(1)

Senior Secured Debt	$215,016,050	54.8%	$214,177,000	55.1%	$140,682,645	53.9%	$140,682,645	53.9%
Junior Secured Debt	57,034,326	14.5	56,124,326	14.4	56,761,563	21.8	57,032,813	21.9
Subordinated Debt	107,393,095	27.4	104,993,134	27.0	59,298,927	22.7	59,298,927	22.7
Warrants/Equity	12,976,692	3.3	13,464,731	3.5	4,139,391	1.6	3,844,875	1.5

Total	$392,420,163	100.0%	$388,759,191	100.0%	$260,882,526	100.0%	$260,859,260	100.0%

(1)	Represents percentage of total portfolio.

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

The composition of the Company’s investment portfolio by industry sector, using Moody’s Industry Classifications, excluding unearned income, as of December 31, 2007 and December 31, 2006 at cost and fair value was as follows:

	December 31, 2007				December 31, 2006
	Cost	%(1)	Fair Value	%(1)	Cost	%(1)	Fair Value	%(1)

Machinery	$53,448,966	13.6%	$54,635,424	14.1%	$13,559,438	5.2%	$13,561,938	5.2%
Personal & Nondurable Consumer Products	51,639,895	13.2	51,849,995	13.3	40,054,135	15.4	40,202,235	15.4
Electronics	42,707,849	10.9	42,882,544	11.0	33,205,950	12.7	33,249,377	12.8
Automobile	34,439,995	8.8	34,352,699	8.8	23,666,832	9.1	23,716,507	9.1
Health Care, Education & Childcare	34,115,686	8.7	34,208,486	8.8	—	—	—	—
Grocery	23,417,059	6.0	23,555,259	6.1	16,925,593	6.5	16,925,593	6.5
Metals & Minerals	23,288,159	5.9	23,288,159	6.0	23,278,278	8.9	23,278,278	8.9
Printing & Publishing	19,419,441	4.9	16,419,480	4.2	19,337,136	7.4	18,992,336	7.3
Ecological	15,716,250	4.0	14,516,300	3.7	13,850,000	5.3	13,678,500	5.2
Textiles & Leather	13,129,378	3.3	13,236,278	3.4	—	—	—	—
Mining, Steel, Iron & Nonprecious Metals	10,920,823	2.8	10,900,573	2.8	10,524,057	4.0	10,525,007	4.0
Chemicals, Plastic & Rubber	10,817,192	2.8	10,812,192	2.8	11,850,633	4.5	11,845,633	4.5
Retail Stores	10,791,269	2.7	10,772,269	2.8	14,947,833	5.7	14,970,833	5.7
Housewares & Durable Consumer Products	9,766,240	2.5	9,779,540	2.5	—	—	—	—
Diversified/Conglomerate Service	9,651,465	2.4	9,380,565	2.4	8,966,605	3.4	8,925,605	3.4
Beverage, Food & Tobacco	9,000,000	2.3	9,000,000	2.3	18,402,868	7.1	18,549,118	7.1
Buildings & Real Estate	4,852,328	1.2	4,852,328	1.2	—	—	—	—
Insurance	5,000,000	1.3	4,500,000	1.2	5,000,000	1.9	5,075,000	2.0
Oil & Gas	3,850,000	1.0	3,850,000	1.0	3,850,000	1.5	3,850,000	1.5
Personal, Food & Miscellaneous Services	3,000,000	0.8	2,910,000	0.8	3,000,000	1.2	3,007,500	1.2
Containers, Packaging & Glass	2,985,000	0.8	2,895,500	0.7	—	—	—	—
Aerospace & Defense	463,168	0.1	161,600	0.1	463,168	0.2	505,800	0.2

Total	$392,420,163	100.0%	$388,759,191	100.0%	$260,882,526	100.0%	$260,859,260	100.0%

(1)	Represents percentage of total portfolio.

As required by the 1940 Act, the Company classifies its investments by level of control. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 act, which are not Control Investments. The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company. “Non-Control/Non-Affiliate Investments” are those investments that are neither Control Investments nor Affiliate Investments. At December 31, 2007, the Company owned greater than 25% of the voting securities in one investment, and owned greater than 5% but less than 25% of the voting securities in six investments. At December 31, 2006, the Company owned greater than 5% but less than 25% of the voting securities in one investment.

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

On September 18, 2006, the Company, through a consolidated wholly-owned bankruptcy remote, special purpose subsidiary, entered into an amended and restated securitization revolving credit facility with an entity affiliated with BMO Capital Markets Corp. (formerly known as Harris Nesbitt Corp.). On May 2, 2007, the Company amended its Securitization Facility and lowered the interest rate payable on any outstanding balances under the Securitization Facility during the period of time the Company is permitted to make draws. The amendment also reduced or eliminated certain restrictions pertaining to certain loan covenants. On August 31, 2007, the Company amended its Securitization Facility and increased its borrowing capacity by $35 million. The amendment also extended the commitment termination date by an additional 364-day period to July 22, 2010 and also reduced or eliminated certain restrictions pertaining to certain loan covenants. The Securitization Facility allows the special purpose subsidiary to borrow up to $175 million ($140.0 million prior to August 31, 2007) through the issuance of notes to a multi-seller commercial paper conduit administered by the affiliated entity. The Securitization Facility is secured by all of the loans held by the special purpose subsidiary. The Securitization Facility bears interest at the commercial paper rate plus 1.0% (1.35% prior to May 2, 2007) and allows the special purpose subsidiary to make draws under the Securitization Facility until July 22, 2010 (July 23, 2009 prior to August 31, 2007), unless extended prior to such date for an additional 364-day period with the consent of the lender. If the Securitization Facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period following July 23, 2010 and interest will accrue on outstanding borrowings under the facility at the prime rate plus 2.0%. The Securitization Facility provides for the payment to the lender of a monthly fee equal to 0.25% per annum on the unused amount of the Securitization Facility. The Company can use the proceeds of the Securitization Facility to fund loan origination activities and for general corporate purposes. Each loan origination under the Securitization Facility will be subject to the satisfaction of certain conditions. The predecessor securitization revolving credit facility to the amended and restated securitization revolving credit facility: (i) allowed our special purpose subsidiary to make draws under the facility until July 24, 2008, unless extended prior to such date for an additional 364-day period with the consent of the lender thereto; (ii) bore interest at the commercial paper rate plus 1.75%; (iii) provided that in the event that the facility was not extended, any principal amounts then outstanding would be amortized over a 24-month period following July 24, 2008 and interest would accrue on outstanding borrowings under the facility at the prime rate plus 2.0%; and (iv) contained more stringent restrictions regarding certain loan concentrations. At December 31, 2007 and 2006, $164.9 million and $98.4 million, respectively, of borrowings were outstanding under the facility. At December 31, 2007, the

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

interest rate was 6.2%. Interest expense for the years ended December 31, 2007, 2006 and 2005 consisted of the following:

	Year Ended December 31,
	2007	2006	2005

Interest charges	$7,044,208	$3,753,153	$3,083,563
Amortization of debt issuance costs	261,614	365,855	276,623
Unused facility fees	115,774	213,574	157,803

Total	$7,421,596	$4,332,582	$3,517,989

The amended and restated securitization revolving credit facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and maximum yields on funded loans. The amended and restated securitization revolving credit facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the facility. In connection with the origination and amendment of the facility, the Company incurred $1.4 million of fees which is being amortized over the term of the facility.

In 2006 and 2007, the Company, through our special purpose subsidiary, entered into five interest rate swap agreements. The swap agreements have a fixed rate range of 4.8% to 5.2% on an initial notional amount totaling $34.8 million. The swap agreements expire five years from issuance. The swaps were put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. For the year ended December 31, 2007, net unrealized depreciation attributed to the swaps was approximately $775,000. For the year ended December 31, 2006, net unrealized appreciation attributed to the swaps was approximately $13,000. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower rates with respect to the outstanding borrowings. At December 31, 2005, we did not hold any derivative financial instruments for hedging purposes.

Note 5.	Employee Benefit Plan

The Company adopted a 401(k) plan (“Plan”) effective January 1, 2003. The Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum. Employees are eligible to participate in the Plan upon completion of one year of service. On an annual basis, the Company makes a contribution equal to 4% (1% of which is discretionary) to each eligible employee’s account, up to the Internal Revenue Service annual maximum. For the years ended December 31, 2007, 2006 and 2005, the Company recorded $85,000, $65,000, and $42,000, respectively, for employer contributions to the Plan.

Note 6.	Common Stock Transactions

On July 27, 2005, Wilton merged with and into the Company and the Company then effected a 9,081.7-for-1 stock split of its common stock. Prior to the consummation of the merger and stock split, Patriot Partners, L.P. owned 200 shares of common stock of the Company and Wilton Funding Holdings, LLC owned 223.7 equity interests in Wilton. Compass Group Investments, Inc. (“Compass”) was deemed to be the beneficial owner of the shares of common stock and equity interests owned by Patriot Partners, L.P. and Wilton Funding Holdings, LLC, respectively. As a result of the stock split, the Company had 3,847,902 shares of common stock outstanding immediately prior to the completion of its initial public offering.

On August 2, 2005, the Company closed its initial public offering of 7,190,477 shares of common stock and received gross proceeds of $100.7 million less underwriters’ commissions, discounts and fees of

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

On June 14, 2006, the Company closed a follow-on public offering of 3,600,000 shares of common stock and received gross proceeds of $39.1 million less underwriters’ commissions and discounts, and fees of $2.4 million. Also as part of this follow-on public offering, Compass sold 250,000 shares of common stock of the Company on July 5, 2006, which resulted in it beneficially owning 6.5% of the outstanding shares of common stock of the Company immediately upon completion of such offering.

On January 26, 2007, the Company closed a shelf offering of 2,370,000 shares of common stock and received gross proceeds of $33.7 million less underwriters’ commissions and discounts, and fees of $2.0 million.

On October 2, 2007, the Company closed a shelf offering of 2,300,000 shares of common stock and received gross proceeds of $30.5 million less underwriters’ commissions and discounts, and fees of $1.6 million.

In addition, during 2005, the Company established a dividend reinvestment plan, and during the years ended December 31, 2007, 2006 and 2005, issued 158,461, 85,339 and 19,704 shares, respectively, in connection with dividends paid. The following table summarizes the Company’s dividends paid during 2007 and 2006:

Date Declared	Record Date	Payment Date	Amount

2007
November 1, 2007	December 14, 2007	January 16, 2008	$0.33
August 2, 2007	September 14, 2007	October 17, 2007	0.32
April 30, 2007	June 15, 2007	July 17, 2007	0.32
February 23, 2007	March 15, 2007	April 18, 2007	0.32

Total — 2007			$1.29

2006
November 10, 2006	December 15, 2006	January 17, 2007	$0.31
August 7, 2006	September 15, 2006	October 17, 2006	0.31
May 9, 2006	June 2, 2006	July 17, 2006	0.29
February 28, 2006	March 21, 2006	April 11, 2006	0.29

Total — 2006			$1.20

2005
November 8, 2005	November 30, 2005	December 30, 2005	$0.27
September 7, 2005	September 30, 2005	October 31, 2005	0.16

Total — 2005			$0.43

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 7.	Share Data

The following table sets forth a reconciliation of weighted average shares outstanding for computing basic and diluted income (loss) per common share for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005

Weighted average common shares outstanding, basic	18,670,904	14,145,200	7,253,632
Effect of dilutive stock options	159,309	92,752	—

Weighted average common shares outstanding, diluted	18,830,213	14,237,952	7,253,632

The dilutive effect of stock options is computed using the treasury stock method. Options on 1.5 million (2007), 1.3 million (2006), and 1.3 million (2005) shares, were anti-dilutive and therefore excluded from the computation of diluted earnings per share.

Note 8.	Commitments and Contingencies

The balance of unused commitments to extend credit was $29.3 million and $27.0 million at December 31, 2007 and December 31, 2006, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as investment draws, revolving credit arrangements or similar transactions. Commitments generally have fixed expiration dates or other termination clauses and generally require payment of a fee by the counterparty. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

The Company leases its corporate offices and certain equipment under operating leases with terms expiring through 2011. Future minimum lease payments due under operating leases at December 31, 2007 are as follows: $267,000 — 2008, $241,000 — 2009, $247,000 — 2010, $21,000 — 2011. Rent expense was approximately $245,000, $222,000 and $56,000 for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, the Company had an outstanding letter of credit in the amount of $38,000 as security deposit for the lease of the Company’s corporate office.

Note 9.	Concentrations of Credit Risk

The Company’s customers are primarily small- to mid-sized companies in a variety of industries.

At December 31, 2007 and December 31, 2006, the Company’s two largest investments represented approximately 12% and 18%, respectively, of the total investment portfolio at fair value. Investment income, consisting of interest, dividends and fees, can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given year can be highly concentrated among several customers. During the years ended December 31, 2007 and 2006, the Company did not record investment income from any customer in excess of 10.0% of total investment income. During the year ended December 31, 2005, investment income from three customers accounted for 15.1%, 14.8%, and 13.4%.

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

The Company paid consulting fees of approximately $555,000 for 2005 to Kilgore Consulting CPM LLC and Philan LLC, entities affiliated with Compass, until July 27, 2005, at which time such consulting agreements were terminated.

Note 11.	Income Taxes

Effective August 1, 2005, the Company elected to be treated as a RIC. Accordingly, the Company’s RIC tax year was filed on a July 31 basis. The Company’s policy is to comply with the requirements of Subchapter M of the Code that are applicable to RICs and to distribute substantially all of its taxable income to its shareholders. To date, the Company has fully met all of the distribution requirements and other requirements of Subchapter M of the Code, therefore, no federal, state or local income tax provision is required. On February 11, 2008, the Company was granted permission by the Internal Revenue Service to change its RIC tax year from July 31, to December 31, effective on December 31, 2007. Accordingly, the Company will prepare a short period tax return from August 1, 2007 through December 31, 2007, and will file on a calendar year basis for 2008 and thereafter.

Distributable taxable income for the period January 1, 2007 through December 31, 2007 and for the period August 1, 2006 through July 31, 2007 (close of RIC tax year) and August 1, 2007 through December 31, 2007 (RIC short tax period) is as follows:

	January 1, 2007	August 1, 2006	August 1, 2007
	to	to	to
	December 31, 2007	July 31, 2007	December 31, 2007

GAAP Net Investment Income	$22,745,000	$19,407,000	$10,224,000
Tax timing differences of:
Origination fees, net	1,649,000	883,000	1,223,000
Stock compensation expense, bonus accruals, original issue discount and other	(173,000)	846,000	(37,000)

Tax Distributable Income	$24,221,000	$21,136,000	$11,410,000

Distributable taxable income differs from GAAP net investment income primarily due to: (1) origination fees received in connection with investments in portfolio companies, which are amortized into interest income over the estimated life of the investment for GAAP purposes, are treated as taxable income upon receipt; (2) certain stock compensation and other bonus accruals, which are expensed currently for GAAP purposes, are not currently deductible for tax purposes, excluding $1.6 million of tax deductions not deductible until paid in 2008; (3) certain debt investments that generate original issue discount; and (4) other, which includes depreciation and amortization.

Distributions which exceed tax distributable income (tax net investment income and realized gains, if any) are reported as distributions of paid-in capital. The taxability of the four distributions made in the period August 1, 2006 through July 31, 2007 was determined by the Company’s tax earnings and profits for its tax fiscal year ended July 31, 2007. The taxability of the two distributions made in the period August 1, 2007 through December 31, 2007 (RIC short tax period) was determined by the Company’s tax earnings and profits

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

for the five months ended December 31, 2007. The taxability of the distributions made in the period August 1, 2006 through July 31, 2007 and August 1, 2007 through December 31, 2007 is as follows:

	August 1, 2006	August 1, 2007
	to	to
	July 31, 2007	December 31, 2007

Distributions paid from:
Ordinary income	$21,136,000	$11,410,000
Long-term capital gains	—	—

Subtotal	21,136,000	11,410,000
Tax return of capital	335,000	1,258,000

Total distributions	$21,471,000	$12,668,000

For 2007, ordinary income of $1.21 per share and tax return of capital of $0.08 per share was reported on Form 1099-DIV. For 2006, ordinary income of $1.12 per share and tax return of capital of $0.08 per share was reported on Form 1099-DIV. For 2005, ordinary income of $0.31 per share and tax return of capital of $0.12 per share was reported on Form 1099-DIV. There were no capital gain distributions in 2007, 2006 or 2005. The tax cost basis of the Company’s investments as of December 31, 2007 approximates the book cost.

At December 31, 2007, the Company had a net capital loss carryforward of $3.2 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will expire in the Company’s tax fiscal year ending December 31, 2013.

As of December 31, 2007, the components of accumulated earnings on a tax basis were as follows:

Distributable ordinary income	$6,138,000
Bonuses accrued — deductible for tax when paid in 2008	(1,566,000)
Other book/tax temporary differences	(4,670,000)
Unrealized depreciation	(4,423,000)
Accumulated capital and other losses	(3,171,000)

The tax distributable income of $6,138,000 as of December 31, 2007 noted above was paid out as part of the January 16, 2008 cash distribution of $6,814,000, which included $676,000 as tax return of capital. (Note: the dividend declared on November 1, 2007 with a record date of December 14, 2007 and paid on January 16, 2008, is included in the 2007 Form 1099-DIV, under the requirements of Subchapter M of the Code.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN No. 48 effective January 1, 2007 which had no effect on our results of operations or financial condition.

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 12.	Financial Highlights

	For the Year Ended December 31,
	2007	2006	2005

Per Share Data:
Net asset value at beginning of year	$10.37	$10.48	$7.10
Net investment income	1.22	1.06	.24
Net realized gain (loss) on investments	.01	(.23)	—
Net change in unrealized appreciation (depreciation) on investments	(.20)	.27	(.41)
Net change in swap depreciation	(.04)	—	—
Issuance of common stock	12.99	10.23	12.83
Tax return of capital	(.08)	(.18)	(.29)
Distributions from net investment income	(1.22)	(1.06)	(.14)
Distributions in excess of net investment income	—	.05	—
Stock based compensation expense	.03	.03	—
Dilutive effect of share issuance	(12.35)	(10.28)	(8.85)

Net asset value at end of year	$10.73	$10.37	$10.48

Total Net Asset Value Return(1)	16.1%	10.4%	3.7%
Per share market value, beginning of period	$14.49	$12.20	$14.00 (3)
Per share market value, end of period	$10.09	$14.49	$12.20
Total Market Value Return(2)	(21.4)%	28.6%	(9.8)%
Shares outstanding at end of year	20,650,455	15,821,994	12,136,655

Ratios and Supplemental Data:
Net assets at end of year	$221,598,000	$164,109,000	$127,152,000
Average net assets	202,531,000	149,790,000	70,188,000
Ratio of operating expenses to average net assets	8.0%	7.7%	16.7%
Ratio of net investment income to average net assets	11.2%	10.0%	2.5%
Weighted average borrowings outstanding	$106,034,000	$55,469,000	$30,877,000
Average amount of borrowings per share	$5.13	$3.51	$2.54

(1)	The total net asset value return reflects the change in net asset value of a share of stock plus dividends from beginning of year to end of year. On July 27, 2005, Wilton merged with and into the Company and the Company then effected a stock split. As a result, the Company’s financial statements reflect 3,847,902 shares issued and outstanding from January 1, 2005. On August 2, 2005, the Company closed its initial public offering of 7,190,477 shares of common stock and on August 15, 2005, the underwriters exercised their option to purchase an additional 1,078,572 shares of common stock.

(2)	The total market value return (not annualized for 2005) reflects the change in the ending market value per share plus dividends, divided by the beginning market value per share.

(3)	Share price as of August 2, 2005, the date the Company closed its initial public offering.

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 13.	Selected Quarterly Data (Unaudited)

The following table sets forth certain quarterly financial information for each of the fiscal quarters during the years ending December 31, 2007 and 2006. This information was derived from our unaudited financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Year Ended December 31, 2007
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31	September 30	June 30	March 31

Total Investment Income	$11,142,679	$9,752,882	$9,089,653	$8,977,323
Net Investment Income	6,507,150	5,500,985	5,391,708	5,345,278
Net Realized and Unrealized Gains (Losses) on Investments and Interest Rate Swap	(3,146,414)	(1,494,112)	291,156	27,939
Net Income	3,360,736	4,006,873	5,682,864	5,373,217
Net Income Per Share, Basic	$0.16	$0.22	$0.31	$0.31
Net Income Per Share, Diluted	$0.16	$0.22	$0.31	$0.30
Weighted Average Shares Outstanding, Basic	20,589,650	18,284,737	18,246,987	17,532,896
Weighted Average Shares Outstanding, Diluted	20,748,959	18,476,049	18,466,510	17,724,026

	Year Ended December 31, 2006
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31	September 30	June 30	March 31

Total Investment Income	$7,595,548	$6,879,633	$5,807,865	$6,223,288
Net Investment Income	4,119,939	4,096,455	3,094,715	3,709,535
Net Realized and Unrealized Gains (Losses) on Investments and Interest Rate Swap	402,445	(569,280)	1,489,896	(755,135)
Net Income	4,522,384	3,527,175	4,584,611	2,954,400
Net Income Per Share, Basic	$0.29	$0.22	$0.36	$0.24
Net Income Per Share, Diluted	$0.28	$0.22	$0.36	$0.24
Weighted Average Shares Outstanding, Basic	15,815,485	15,781,525	12,788,727	12,136,655
Weighted Average Shares Outstanding, Diluted	15,908,237	15,836,416	12,788,727	12,136,655

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 14.	Subsequent Events (Unaudited)

On January 11, 2008, the Company received proceeds of $2.9 million in conjunction with the sale of our senior secured term loan investment in Nice-Pak Products, Inc. In connection with the sale, the Company recorded a $90,000 realized loss.

On January 24, 2008, the Company received proceeds of $7.4 million in conjunction with the sale of 50% of our revolver commitment and 50% of our senior term debt investment in Fairchild Industrial Products, Co. No gain or loss was recorded on the sale.

On February 11, 2008, the Company was granted permission by the Internal Revenue Service to change its RIC tax year from July 31, to December 31, effective on December 31, 2007. Accordingly, the Company will prepare a short period tax return from August 1, 2007 through December 31, 2007, and will file on a calendar year basis for 2008 and thereafter (see Note 11. Income Taxes).

On February 27, 2008, the Board of Directors declared a cash dividend of $0.33 per share, payable on April 16, 2008 to stockholders of record as of the close of business March 14, 2008. Such cash dividend is payable on the total shares issued and outstanding on the record date.

On February 27, 2008, the Board of Directors granted options to purchase 800,500 shares of the Company’s common stock to executive officers and employees. The exercise price of these options is $10.91 per share, the closing market price of common stock on the date of grant.

On February 28, 2008, the Company received gross proceeds of $9.1 million in conjunction with the full repayment of a junior secured term loan to Eight O’Clock Coffee Company. Proceeds received included a $90,000 prepayment fee.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.

As of December 31, 2007 (the end of the period covered by this annual report on Form 10-K), management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be included in periodic SEC filings is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on such evaluation, management has concluded that internal control over financial reporting are effective as of December 31, 2007.

Attestation Report of Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Refer to the Report of the Registered Public Accounting Firm contained in Item 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K.

Change in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting for the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information with respect to our directors and executive officers is contained under the captions “Proposal I : Election of Directors”, “— Section 16(a) Beneficial Ownership Reporting Compliance,” “— Committees of the Boards of Directors” and “— Corporate Governance” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this annual report by reference in response to this item.

We have adopted a code of business conduct and ethics that applies to directors, officers and employees. The code of business conduct and ethics is available on our website at http://www.patcapfunding.com. We will report any amendments to or waivers of a required provision of the code of business conduct and ethics in a Form 8-K.

Item 11.	Executive Compensation

The information with respect to compensation of executives and directors is contained under the caption “Proposal I : Election of Directors — Compensation of Executive Officers and Directors” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this annual report by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this annual report by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information with respect to certain relationships and related transactions is contained under the caption “Proposal I : Election of Directors — Certain Relationships and Transactions” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this annual report by reference in response to this item.

The information with respect to director independence is contained under the caption “Proposal I: Election of Directors” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Schedule 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this annual report in response to this item.

Item 14.	Principal Accounting Fees and Services

The information with respect to principal accountant fees and services is contained under the captions “Audit Committee Report” and “Proposal II: Ratification of Selection of Independent Auditors” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this annual report by reference to this item.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

1. The following financial statements are filed herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Net Assets for the years ended December 31, 2007, 2006 and 2005

Consolidated Schedule of Investments as of December 31, 2007 and 2006

Notes to Consolidated Financial Statements

2.	The following financial statement schedules is filed herewith: Schedule 12-14 — Patriot Capital Funding, Inc. Schedule of Investments In and Advances to Affiliates.

3. Exhibits required to be filed by Item 601 of Regulation S-K.

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number		Description of Document

3.1		Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Patriot Capital Funding’s Form 10-Q filed with the SEC on August 10, 2006).
3.2		Form of Certificate of Amendment to Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on July 27, 2005).
3.3		Restated Bylaws (Incorporated by reference to Exhibit (b) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on July 13, 2005).
4.1		Form of Stock Certificate (Incorporated by reference to Exhibit (d) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on July 13, 2005).
10	.1**	Dividend Reinvestment Plan.
10.2		Patriot Capital Funding, Inc. Amended Stock Option Plan (Incorporated by reference to Appendix B to Patriot Capital Funding’s definitive proxy statement filed with the SEC on May 1, 2006).
10.3		Form of Stock Option Agreement for Officers (Incorporated by reference to Exhibit (i)(2) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on July 13, 2005).
10.4		Custodian Agreement with Wells Fargo, National Association (Incorporated by reference to Exhibit (k)(9) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on August 1, 2005).

Exhibit
Number		Description of Document

10.5		Employment Agreement between Patriot Capital Funding and Richard P. Buckanavage (Incorporated by reference to Exhibit (k)(4) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on July 13, 2005).
10.6		Employment Agreement between Patriot Capital Funding and Timothy W. Hassler (Incorporated by reference to Exhibit (k)(5) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on July 13, 2005).
10.7		Employment Agreement between Patriot Capital Funding and William E. Alvarez, Jr. (Incorporated by reference to Exhibit 10.1 filed with Patriot Capital Funding’s Form 10-Q filed with the SEC on August 7, 2007).
10.8		Employment Agreement between Patriot Capital Funding and Matthew R. Colucci (Incorporated by reference to Exhibit 10.3 filed with Patriot Capital Funding’s Form 8-K filed with the SEC on December 21, 2005).
10.9		Second Amendment to Amended and Restated Loan Funding and Servicing Agreement by and among the Patriot Capital Funding, Inc., Patriot Capital Funding LLC I, Fairway Finance Company, LLC, BMO Capital Markets Corp. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 filed with Patriot Capital Funding’s Form 8-K filed with the SEC on September 6, 2007).
10.10		Purchase and Sale Agreement by and between the Registrant and Patriot Capital Funding LLC I (Incorporated by reference to Exhibit (k)(10) filed with Patriot Capital Funding’s Post-Effective Amendment No. 1 to Form N-2 filed with the SEC on August 1, 2005).
10.11		Securities Account Control Agreement by and among the Registrant, Patriot Capital Funding LLC I, Harris Nesbitt Corp. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit (k)(11) filed with Patriot Capital Funding’s Post-Effective Amendment No. 1 to Form N-2 filed with the SEC on August 1, 2005).
10.12		Intercreditor and Concentration Account Administration Agreement by and among the Registrant, U.S. Bank National Association and Wells Fargo, National Association (Incorporated by reference to Exhibit (k)(12) filed with Patriot Capital Funding’s Post-Effective Amendment No. 1 to Form N-2 filed with the SEC on August 1, 2005).
21		Subsidiaries of Patriot Capital Funding and jurisdiction of incorporation/organizations:
Patriot Capital Funding LLC I — Delaware
23 **		Consent of Grant Thornton LLP, independent registered public accounting firm.
31	.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31	.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32	.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

**	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2008.

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

Signature	Title(Capacity)	Date

/s/ RICHARD P. BUCKANAVAGE Richard P. Buckanavage	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2008

/s/ WILLIAM E. ALVAREZ, JR. William E. Alvarez, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2008

/s/ TIMOTHY W. HASSLER Timothy W. Hassler	Chief Operating and Compliance Officer and Director	March 4, 2008

/s/ MEL P. MELSHEIMER Mel P. Melsheimer	Chairman and Director	March 4, 2008

/s/ STEVEN DROGIN Steven Drogin	Director	March 4, 2008

/s/ DENNIS C. O’DOWD Dennis C. O’Dowd	Director	March 4, 2008

/s/ RICHARD A. SEBASTIAO Richard A. Sebastiao	Director	March 4, 2008

Exhibit Index

Exhibit	Description

10.1	Dividend Reinvestment Plan
23	Consent of Grant Thornton LLP, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders’ of
Patriot Capital Funding, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Patriot Capital Funding, Inc. referred to in our report dated February 29, 2008, which is included in the annual report on Form 10-K. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of investments in and advances to affiliates is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

New York, New York
February 29, 2008

Schedule 12-14

PATRIOT CAPITAL FUNDING, INC.
SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

		Amount of Interest
		or Dividends	December 31,			December 31,
		Credited	2006	Gross	Gross	2007
Portfolio Company	Investment(1)	to Income	Fair Value	Additions(2)	Reductions(3)	Fair Value

Companies More Than 25% Owned:
Fischbein, LLC	Subordinated Debt	$470,584	$—	$4,211,988	$—	$4,211,988
	Membership Interest(4)	—	—	5,148,000	—	5,148,000

Total companies more than 25% owned		$470,584	$—	$9,359,988	$—	$9,359,988

Companies 5% to 25% Owned:
Aylward Enterprises, LLC	Senior Debt	$1,076,369	$—	$12,992,188	$(1,000,000)	$11,992,188
	Subordinated Debt	864,669	—	6,424,703	—	6,424,703
	Membership Interest(4)	—	—	1,250,000	(1,250,000)	—

KTPS Holdings, LLC	Senior Debt	627,067	—	9,497,500	(1,200,000)	8,297,500
	Subordinated Debt	418,472	—	4,081,878	—	4,081,878
	Membership Interest(4)	—	—	856,900	—	856,900

Nupla Corporation	Senior Debt	200,830	—	7,128,125	(900,000)	6,228,125
	Subordinated Debt	140,615	—	3,019,688	—	3,019,688
	Preferred Stock	18,427	—	493,427	—	493,427
	Common Stock(4)	—	—	38,300	—	38,300

Smart, LLC	Senior Debt	1,259,877	7,966,605	1,684,860	(1,250,000)	8,401,465
	Subordinated Note	3,361	—	250,000	—	250,000
	Membership Interest(4)	—	959,000	—	(229,900)	729,100

Sport Helmets	Senior Debt	59,001	—	12,000,000	—	12,000,000
Holdings, LLC	Subordinated Debt	60,937	—	8,011,333	—	8,011,333
	Common Stock(4)	—	—	2,000,000	(98,500)	1,901,500

Vince & Associates	Senior Debt	105,645	—	7,500,000	—	7,500,000
Clinic Research, Inc	Subordinated Debt	112,023	—	5,521,561	—	5,521,561
	Preferred Stock(4)	—	—	592,900	—	592,900

Total companies 5% to 25% owned		$4,947,293	$8,925,605	$83,343,363	$(5,928,400)	$86,340,568

This schedule should be read in conjunction with the Company’s Consolidated Financial Statements, including the Consolidated Statement of Investments and Notes to the Consolidated Financial Statements.

(1)	All investments listed are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933.

(2)	Gross additions include increases in investments resulting from new portfolio company investments and paid-in-kind interest or dividends. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(3)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(4)	Non-income producing.