Form 10-Q
period 2008-03-31
Patriot Capital Funding, Inc.
filed 2008-05-12
CIK 1321560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2008

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 8, 2008 was 20,702,485.

PATRIOT CAPITAL FUNDING, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Patriot Capital Funding, Inc.
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2008	2007

ASSETS
Investments at fair value:
Non-control/non-affiliate investments (cost of $270,937,995 - 2008, $294,686,727 - 2007)	$260,051,446	$290,225,759
Affiliate investments (cost of $87,363,276 - 2008, $86,577,905 - 2007)	83,364,986	85,171,605
Control investments (cost of $7,029,968 - 2008, $6,980,389 - 2007,)	8,529,968	9,328,389

Total investments	351,946,400	384,725,753
Cash and cash equivalents	1,311,750	789,451
Restricted cash	9,062,021	10,487,202
Interest receivable	1,377,674	1,758,954
Other assets	1,325,457	617,448

TOTAL ASSETS	$365,023,302	$398,378,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Borrowings	$143,000,000	$164,900,000
Interest payable	517,602	821,124
Dividends payable	6,814,650	6,814,650
Accounts payable, accrued expenses and other	3,633,728	4,245,350

TOTAL LIABILITIES	153,965,980	176,781,124

COMMITMENTS (Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 20,650,455 shares issued and outstanding at March 31, 2008, and December 31, 2007	206,504	206,504
Paid-in capital	233,904,656	233,722,593
Accumulated net investment loss	(1,912,061)	(1,912,061)
Distributions in excess of net investment income	(2,853,401)	(2,824,651)
Net realized loss on investments	(3,260,915)	(3,171,365)
Net unrealized depreciation on interest rate swaps	(1,515,216)	(762,365)
Net unrealized depreciation on investments	(13,512,245)	(3,660,971)

TOTAL STOCKHOLDERS’ EQUITY	211,057,322	221,597,684

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$365,023,302	$398,378,808

NET ASSET VALUE PER COMMON SHARE	$10.22	$10.73

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2008	2007

INVESTMENT INCOME
Interest and dividends:
Non-control/non-affiliate investments	$8,298,333	$7,578,948
Affiliate investments	2,514,423	619,233
Control investments	178,466	—

Total interest and dividend income	10,991,222	8,198,181

Fees:
Non-control/non-affiliate investments	168,697	381,626
Affiliate investments	38,661	13,229
Control investments	6,250	—

Total fee income	213,608	394,855

Other investment income — non-control/non-affiliate investments	39,855	384,287

Total Investment Income	11,244,685	8,977,323

EXPENSES
Compensation expense	1,498,175	1,219,533
Interest expense	2,059,523	1,506,212
Professional fees	262,527	307,627
General and administrative expense	638,560	598,673

Total Expenses	4,458,785	3,632,045

Net Investment Income	6,785,900	5,345,278

NET REALIZED GAIN (LOSS) AND NET UNREALIZED APPRECIATION (DEPRECIATION)
Net realized gain (loss) on investments — non-control/non-affiliate	(89,550)	6,167
Net unrealized depreciation on investments — non-control/non-affiliate	(6,411,284)	(68,100)
Net unrealized appreciation (depreciation) on investments — affiliate	(2,591,990)	153,200
Net unrealized depreciation on investments — control	(848,000)	—
Net unrealized depreciation on interest rate swaps	(752,851)	(63,328)

Net Realized Gain (Loss) and Net Unrealized Appreciation (Depreciation)	(10,693,675)	27,939

NET INCOME (LOSS)	$(3,907,775)	$5,373,217

Earnings (loss) per share, basic	$(0.19)	$0.31

Earnings (loss) per share, diluted	$(0.19)	$0.30

Weighted average shares outstanding, basic	20,650,455	17,532,896

Weighted average shares outstanding, diluted	20,650,455	17,724,026

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operations:
Net investment income	$6,785,900	$5,345,278
Net realized gain (loss) on investments	(89,550)	6,167
Net unrealized appreciation (depreciation) on investments	(9,851,274)	85,100
Net unrealized depreciation on interest rate swaps	(752,851)	(63,328)

Net increase (decrease) in net assets from operations	(3,907,775)	5,373,217

Stockholder transactions:
Distributions to stockholders from net investment income	(6,785,900)	(5,345,278)
Distributions in excess of net investment income	(28,750)	(486,247)

Net decrease in net assets from stockholder distributions	(6,814,650)	(5,831,525)

Capital share transactions:
Issuance of common stock	—	31,718,816
Issuance of common stock under dividend reinvestment plan	—	450,766
Stock option compensation	182,063	158,782

Net increase in net assets from capital share transactions	182,063	32,328,364

Total increase (decrease) in net assets	(10,540,362)	31,870,056

Net assets at beginning of period	221,597,684	164,108,629

Net assets at end of period	$211,057,322	$195,978,685

Net asset value per common share	$10.22	$10.75

Common shares outstanding at end of period	20,650,455	18,223,517

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,907,775)	$5,373,217
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	98,111	107,010
Change in interest receivable	381,280	67,059
Realized (gain) loss on sale of investments	89,550	(6,167)
Change in unrealized (appreciation) depreciation on investments	9,851,274	(85,100)
Unrealized depreciation on interest rate swaps	752,851	63,328
Payment-in-kind interest and dividends	(1,453,912)	(840,698)
Stock-based compensation expense	182,063	158,782
Change in unearned income	(356,002)	263,790
Change in interest payable	(303,522)	(47,091)
Change in other assets	(16,195)	202,031
Change in accounts payable, accrued expenses and other	(2,126,838)	(1,307,841)

Net cash provided by operating activities	3,190,885	3,948,320

CASH FLOWS FROM INVESTING ACTIVITIES:
Funded investments	(5,141,406)	(57,286,250)
Principal repayments on investments	19,441,899	38,154,654
Proceeds from sale of investments	10,347,950	5,349,917
Purchases of furniture and equipment	(3,927)	—

Net cash provided by (used for) investing activities	24,644,516	(13,781,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	6,052,500	55,550,000
Repayments on borrowings	(27,952,500)	(73,557,000)
Net proceeds from sale of common stock	—	31,718,816
Dividends paid	(6,814,650)	(4,454,053)
Deferred offering costs	(23,633)	—
Decrease in restricted cash	1,425,181	1,142,982

Net cash provided by (used for) financing activities	(27,313,102)	10,400,745

NET INCREASE IN CASH AND CASH EQUIVALENTS	522,299	567,386

CASH AND CASH EQUIVALENTS AT:
Beginning of Period	789,451	4,211,643

End of Period	$1,311,750	$4,779,029

Supplemental information:
Interest paid	$2,363,045	$1,553,303

Non-cash financing activities:
Dividends reinvested in common stock	$—	$450,766
Dividends declared but not paid	6,814,650	5,831,525

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Schedule of Investments
March 31, 2008
(unaudited)

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Control investments:

Fischbein, LLC (Machinery)	Designer and manufacturer of packaging equipment	Senior Subordinated Debt (16.5%, Due 5/13) (2) (3)	$4,260,082	$4,229,968	$4,357,968

		Membership Interest — Class A (4)		2,800,000	4,172,000

Total Control investments (represents 2.4% of total investments at fair value)				$7,029,968	$8,529,968

Affiliate investments:

Aylward Enterprises, LLC (5) (Machinery)	Manufacturer of packaging equipment	Revolving Line of Credit (7.5%, Due 2/12) (3)	$3,700,000	$3,634,298	$3,634,298

		Senior Secured Term Loan A (8.8%, Due 2/12) (3)	8,199,063	8,080,949	8,080,949

		Senior Subordinated Debt (22.0%, Due 8/12) (2)	6,525,623	6,441,259	4,558,259

		Subordinated Member Note (8.0%, Due 2/13) (2)	142,632	142,632	—

		Membership Interest (4)		1,250,000	—

KTPS Holdings, LLC (Textiles & Leather)	Manufacturer and distributor of specialty pet products	Revolving Line of Credit (7.0%, Due 1/12) (3)	500,000	483,631	483,631

		Senior Secured Term Loan A (6.3%, Due 1/12) (3)	5,850,000	5,785,770	5,785,770

		Senior Secured Term Loan B (12.0%, Due 1/12) (3)	1,980,000	1,957,137	1,957,137

		Junior Secured Term Loan (15.0%, Due 3/12) (2) (3)	4,112,832	4,068,832	4,068,832

		Membership Interest — Class A (4)		730,020	778,700

		Membership Interest — Common (4)		—	250,500

Nupla Corporation (Home & Office Furnishings, Housewares & Durable Consumer Products)	Manufacturer and marketer of professional high-grade fiberglass-handled striking and digging tools	Revolving Line of Credit (6.7%, Due 9/12) (3)	1,050,000	1,033,650	1,033,650

		Senior Secured Term Loan A (6.6%, Due 9/12) (3)	5,606,250	5,559,194	5,467,194

		Senior Subordinated Debt (14.0%, Due 3/13) (2)	3,034,956	3,010,144	2,926,144

		Preferred Stock (2)		507,638	210,100

		Common Stock (4)		25,000	—

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Smart, LLC (5) (Diversified/Conglomerate Service)	Provider of tuition management services	Revolving Line of Credit (7.8%, Due 8/11) (3)	870,000	826,025	826,025

		Senior Secured Term Loan A (8.1%, Due 6/11) (3)	3,693,750	3,653,999	3,653,999

		Senior Secured Term Loan B (16.5%, Due 2/12) (2) (3)	3,736,431	3,696,341	3,696,341

		Convertible Subordinated Note (22.0%, Due 8/12)	500,000	500,000	500,000

		Membership Interest - Class B (4)		1,000,000	616,800

Sport Helmets Holdings, LLC (5) (Personal & Nondurable Consumer Products)	Manufacturer of protective headgear	Senior Secured Term Loan A (6.8%, Due 12/13)	4,500,000	4,434,846	4,434,846

		Senior Secured Term Loan B (7.3%, Due 12/13)	7,500,000	7,388,891	7,388,891

		Senior Subordinated Debt (15.0%, Due 6/14) (2)	8,072,086	7,954,740	7,954,740

		Common Stock (4)		2,000,000	1,907,200

Vince & Associates Clinic Research, Inc. (Healthcare, Education & Childcare)	Provider of clinical testing services	Senior Secured Term Loan (6.6%, Due 11/12) (2) (3)	7,312,500	7,211,084	7,211,084

		Senior Subordinated Debt (15.0%, Due 5/13) (2)	5,563,538	5,487,196	5,487,196

		Convertible Preferred Stock (4)		500,000	452,700

Total Affiliate investments (represents 23.7% of total investments at fair value)				$87,363,276	$83,364,986

Non-control/non-affiliate investments:

ADAPCO, Inc. (Ecological)	Distributor of specialty chemicals and contract application services	Revolving Line of Credit (9.5%, Due 7/11) (3)	$3,000,000	$2,979,269	$2,979,269

		Senior Secured Term Loan A (12.8%, Due 6/11) (3)	8,849,375	8,785,284	8,085,334

		Common Stock (4)		500,000	—

Aircraft Fasteners International, LLC (Machinery)	Distributor of fasteners and related hardware for use in aerospace, electronics and defense industries	Senior Secured Term Loan (6.8%, Due 11/12) (3)	6,732,000	6,634,895	6,488,895

		Junior Secured Term Loan (14.0%, Due 5/13) (2) (3)	5,226,289	5,151,778	5,015,778

		Convertible Preferred Stock (2)		258,329	399,287

Allied Defense Group, Inc. (Aerospace & Defense)	Diversified defense company	Common Stock (4)		463,168	165,200

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Arrowhead General Insurance Agency, Inc. (6) (Insurance)	Insurance agency and program specialist	Junior Secured Term Loan (10.0%, Due 2/13) (3)	5,000,000	5,000,000	3,750,000

Borga, Inc. (Mining, Steel, Iron & Nonprecious Metals)	Manufacturer of pre-fabricated metal building systems	Senior Secured Term Loan A (6.7%, Due 3/09) (3)	1,054,000	1,045,276	1,045,276

		Senior Secured Term Loan B (9.5%, Due 5/10) (3)	1,721,000	1,694,153	1,694,153

		Senior Secured Term Loan C (16.0%, Due 5/10) (2) (3)	7,873,398	7,807,371	7,807,371

		Common Stock Warrants (4)		11,761	—

Caleel + Hayden, LLC (5) (Personal & Nondurable Consumer Products)	Provider of proprietary branded professional skincare and cosmetic products to physicians and spa communities	Junior Secured Term Loan B (6.9%, Due 11/11) (3)	10,852,187	10,725,908	10,725,908

		Senior Subordinated Debt (14.5%, Due 11/12) (2) (3)	6,250,000	6,178,321	6,178,321

		Common Stock (4)		750,000	1,137,000

Cheeseworks, Inc. (Grocery)	Distributor of specialty cheese and food products	Revolving Line of Credit (5.6%, Due 6/11) (3)	5,080,219	4,991,252	4,991,252

		Senior Secured Term Loan (8.7%, Due 6/11) (3)	10,264,966	10,141,173	10,141,173

CS Operating, LLC (5) (Buildings & Real Estate)	Provider of maintenance, repair and replacement of HVAC, electrical, plumbing, and foundation repair	Revolving Line of Credit (7.4%, Due 1/13) (3)	200,000	193,234	193,234

		Senior Secured Term Loan A (7.9%, Due 7/12) (3)	2,237,500	2,206,004	2,206,004

		Senior Subordinated Debt (14.5%, Due 1/13) (2) (3)	2,543,300	2,507,956	2,507,956

Copperhead Chemical Company, Inc. (Chemicals, Plastics & Rubber)	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt (15.3%, Due 1/13) (2) (3)	3,570,112	3,536,303	3,536,303

Custom Direct, Inc. (6) (Printing & Publishing)	Direct marketer of checks and other financial products and services	Junior Secured Term Loan (8.7%, Due 12/14) (3)	2,000,000	2,000,000	1,550,000

Dover Saddlery, Inc. (Retail Stores)	Equestrian products catalog retailer	Common Stock (4)		148,200	160,800

Employbridge Holding Company (5) (6) (Personal, Food & Miscellaneous Services)	A provider of specialized staffing services	Junior Secured Term Loan (9.7%, Due 10/13) (3)	3,000,000	3,000,000	2,730,000

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Encore Legal Solutions, Inc. (Printing & Publishing)	Legal document management services	Junior Secured Term Loan A (8.3%, Due 6/10) (2) (3)	3,987,873	3,966,964	3,966,964

		Junior Secured Term Loan B (10.4%, Due 6/10) (2) (3)	7,267,900	7,217,806	6,295,806

		Senior Subordinated Debt (15.0%, Due 6/10) (2) (3)	6,154,438	6,120,537	3,720,577

		Common Stock Warrants (4)		232,833	—

EXL Acquisition Corp. (Electronics)	Manufacturer of lab testing supplies	Senior Secured Term Loan A (5.9%, Due 3/11) (3)	4,406,659	4,373,473	4,305,473

		Senior Secured Term Loan B (6.3%, Due 3/12) (3)	4,765,771	4,709,231	4,635,630

		Senior Secured Term Loan C (6.8%, Due 3/12) (3)	2,939,415	2,894,241	2,848,841

		Senior Secured Term Loan D (15.0%, Due 3/12) (3)	6,893,099	6,822,796	6,822,796

		Common Stock — Class A (4)		2,475	139,500

		Common Stock — Class B (2)		260,314	261,681

Fairchild Industrial Products, Co. (Electronics)	Manufacturer of industrial controls and power transmission products	Senior Secured Term Loan A (6.5%, Due 7/10) (3)	2,252,500	2,231,651	2,231,651

		Senior Secured Term Loan B (8.2%, Due 7/11) (3)	4,621,875	4,582,766	4,582,766

		Senior Subordinated Debt (14.8%, Due 7/11) (2)	5,460,000	5,405,807	5,405,807

		Preferred Stock — Class A (2)		334,259	334,259

		Common Stock — Class B (4)		121,598	327,900

Impact Products, LLC (Machinery)	Distributor of janitorial supplies	Junior Secured Term Loan (7.4%, Due 9/12) (3)	8,950,000	8,887,181	7,949,181

		Senior Subordinated Debt (13.5%, Due 9/12) (2) (3)	5,547,993	5,511,641	5,246,648

Innovative Concepts in Entertainment, Inc. (Personal & Nondurable Consumer Products)	Manufacturer of coin operated games	Junior Secured Term Loan A (7.2%, Due 2/11) (3)	4,050,000	4,032,875	4,032,875

		Junior Secured Term Loan B (7.6%, Due 2/11) (3)	3,528,000	3,512,065	3,512,065

		Junior Secured Term Loan C (13.0%, Due 8/11) (3)	3,900,000	3,883,181	3,883,181

Keltner Enterprises, LLC (5) (Oil & Gas)	Distributor of automotive oils, chemicals and parts	Senior Subordinated Debt (14.0%, Due 12/11) (3)	3,850,000	3,838,335	3,838,335

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

L.A. Spas, Inc.	Manufacturer of above ground spas	Senior Subordinated Debt
(Chemicals, Plastics &		(17.5%, Due 1/10) (2) (3)	7,680,391	7,640,089	7,640,089
Rubber)

		Common Stock Warrants (4)		3,248	—

LHC Holdings Corp.	Provider of home healthcare services	Senior Secured Term Loan A
(Healthcare, Education & Childcare)		(8.8%, Due 11/12) (3)	4,978,875	4,918,951	4,918,951

		Senior Subordinated Debt
		(14.5%, Due 5/13)	4,565,000	4,509,922	4,509,922

		Membership Interest (4)		125,000	109,100

Mac & Massey Holdings, LLC	Broker and distributor of ingredients to	Senior Subordinated Debt
(Grocery)	manufacturers of food products	(16.5%, Due 2/13) (2)	7,560,495	7,526,464	7,526,464

		Common Stock (4)		247,284	259,700

Metrologic Instruments, Inc. (6)	Manufacturer of imaging and scanning	Senior Secured Term Loan
(Electronics)	equipment	(5.7%, Due 4/14) (3)	990,000	990,000	900,900

		Junior Secured Term Loan
		(9.0%, Due 12/15)	1,000,000	1,000,000	875,000

Northwestern Management Services, LLC	Provider of dental services	Senior Secured Term Loan A (7.1%, Due 12/12) (3)	5,895,000	5,835,379	5,835,379
(Healthcare, Education & Childcare)

		Senior Secured Term Loan B
		(7.6%, Due 12/12) (3)	1,246,875	1,234,149	1,234,149

		Junior Secured Term Loan
		(15.0%, Due 6/13) (2)	2,775,063	2,747,272	2,747,272

		Common Stock (4)		500,000	397,500

Prince Mineral Company, Inc.	Manufacturer of pigments	Junior Secured Term Loan
(Metals & Minerals)		(8.3%, Due 12/12) (3)	11,350,000	11,185,465	10,153,465

		Senior Subordinated Debt
		(14.0%, Due 7/13) (2) (3)	11,943,272	11,805,660	11,484,660

Quartermaster, Inc.	Retailer of uniforms and tactical	Revolving Line of Credit
(Retail Stores)	equipment to law enforcement and	(7.5%, Due 12/10) (3)	1,000,000	974,234	974,234
	security professionals

		Senior Secured Term Loan A
		(9.3%, Due 12/10) (3)	4,057,500	4,014,646	4,014,646

		Senior Secured Term Loan B
		(10.6%, Due 12/10) (3)	2,562,500	2,538,642	2,538,642

		Senior Secured Term Loan C
		(15.0%, Due 12/11) (2) (3)	3,323,081	3,292,912	3,292,912

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

R-O-M Corporation	Manufacturer of doors, ramps and bulk	Senior Secured Term Loan A
(Automobile)	heads for fire trucks and food	(5.6%, Due 2/13) (3)	7,240,000	7,165,017	7,028,017
	transportation

		Senior Secured Term Loan B
		(6.8%, Due 5/13) (3)	8,443,125	8,342,067	8,182,067

		Senior Subordinated Debt
		(15.0%, Due 8/13) (2)	9,100,000	8,996,588	8,996,588

Sidump’r Trailer Company, Inc.	Manufacturer of side dump trailers	Revolving Line of Credit
(Automobile)		(7.8%, Due 1/11) (3)	2,000,000	1,978,657	1,978,657

		Senior Secured Term Loan A
		(6.3%, Due 1/11) (3)	2,047,500	2,030,387	2,030,387

		Senior Secured Term Loan B
		(9.3%, Due 1/11) (3)	2,320,625	2,296,151	2,296,151

		Senior Secured Term Loan C
		(15.0%, Due 7/11) (2) (3)	3,254,631	3,224,144	2,296,144

		Senior Subordinated Debt
		(12.0%, Due 1/12) (3)	75,000	75,000	—

		Preferred Stock (2)		88,978	—

		Common Stock (4)		25	—

Total Non-control/non-affiliate investments (represents 73.9% of total investments at fair value)				$270,937,995	$260,051,446

Total Investments				$365,331,239	$351,946,400

(1)	Affiliate investments are generally defined under the Investment Company Act of 1940, as amended (the “1940 Act”) as companies in which the Company owns at least 5% but not more than 25% of the voting securities of the company. Control investments are generally defined under the 1940 Act as companies in which the Company owns more than 25% of the voting securities of the company or has greater than 50% representation on its board.

(2)	Amount includes payment-in-kind (PIK) interest or dividends.

(3)	Pledged as collateral under the Company’s Securitization Facility. See Note 4 to Consolidated Financial Statements.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.

(6)	Syndicated investment which has been originated by another financial institution and broadly distributed.
See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.
Consolidated Schedule of Investments
December 31, 2007

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Control investments:

Fischbein, LLC	Designer and manufacturer of packaging	Senior Subordinated Debt
(Machinery)	equipment	(16.5%, Due 5/13) (2) (3)	$4,211,988	$4,180,389	$4,180,389

		Membership Interest – Class A (4)		2,800,000	5,148,000

Total Control investments (represents 2.4% of total investments at fair value)				$6,980,389	$9,328,389

Affiliate investments:

Aylward Enterprises, LLC (5)	Manufacturer of packaging equipment	Revolving Line of Credit
(Machinery)		(8.7%, Due 2/12) (3)	$3,700,000	$3,630,012	$3,630,012

		Senior Secured Term Loan A
		(9.5%, Due 2/12) (3)	8,292,188	8,162,724	8,162,724

		Senior Subordinated Debt
		(14.5%, Due 8/12) (2)	6,424,702	6,335,464	6,335,464

		Membership Interest (4)		1,250,000	—

KTPS Holdings, LLC	Manufacturer and distributor of	Revolving Line of Credit
(Textiles & Leather)	specialty pet products	(8.2%, Due 1/12) (3)	300,000	282,562	282,562

		Senior Secured Term Loan A
		(8.4%, Due 1/12) (3)	6,012,500	5,941,886	5,941,886

		Senior Secured Term Loan B
		(12.0%, Due 1/12) (3)	1,985,000	1,960,952	1,960,952

		Junior Secured Term Loan
		(15.0%, Due 3/12) (2) (3)	4,081,878	4,035,122	4,035,122

		Membership Interest – Class A (4)		730,020	769,000

		Membership Interest – Common (4)		19,980	87,900

Nupla Corporation	Manufacturer and marketer of professional high-grade fiberglass-handled striking and digging tools	Revolving Line of Credit
(Home & Office Furnishings, Housewares & Durable		(9.5%, Due 9/12) (3)	550,000	532,725	532,725
Consumer Products)

		Senior Secured Term Loan A
		(8.8%, Due 9/12) (3)	5,678,125	5,628,411	5,628,411

		Senior Subordinated Debt
		(14.0%, Due 3/13) (2)	3,019,688	2,993,614	2,993,614

		Preferred Stock (2)		493,427	493,427

		Common Stock (4)		25,000	38,300

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Smart, LLC (5)	Provider of tuition management services	Revolving Line of Credit
(Diversified/Conglomerate Service)		(12.3%, Due 8/11) (3)	870,000	822,799	822,799

		Senior Secured Term Loan A
		(12.3%, Due 8/11) (3)	3,862,500	3,817,733	3,817,733

		Senior Secured Term Loan B
		(19.0%, Due 2/12) (2) (3)	3,668,965	3,626,308	3,626,308

		Convertible Subordinated Note
		(22.0%, Due 8/12)	250,000	250,000	250,000

		Membership Interest – Class B (4)		1,000,000	729,100

Sport Helmets Holdings, LLC (5)	Manufacturer of protective headgear	Senior Secured Term Loan A
(Personal & Nondurable Consumer Products)		(9.0%, Due 12/13)	4,500,000	4,431,440	4,431,440

		Senior Secured Term Loan B
		(9.5%, Due 12/13)	7,500,000	7,385,336	7,385,336

		Senior Subordinated Debt
		(15.0%, Due 6/14) (2)	8,011,333	7,889,250	7,889,250

		Common Stock (4)		2,000,000	1,901,500

Vince & Associates Clinic	Provider of clinical testing services	Senior Secured Term Loan
Research, Inc.		(10.0%, Due 11/12) (2) (3)	7,500,000	7,391,657	7,391,657
(Healthcare, Education & Childcare)

		Senior Subordinated Debt
		(15.0%, Due 5/13) (2)	5,521,561	5,441,483	5,441,483

		Convertible Preferred Stock (4)		500,000	592,900

Total Affiliate investments (represents 22.1% of total investments at fair value)				$86,577,905	$85,171,605

Non-control/non-affiliate investments:

ADAPCO, Inc.	Distributor of specialty chemicals and	Revolving Line of Credit
(Ecological)	contract application services	(9.0%, Due 7/11) (3)	$2,200,000	$2,177,697	$2,177,697

		Senior Secured Term Loan A
		(10.5%, Due 6/11) (3)	13,016,250	12,916,093	12,216,143

		Common Stock (4)		500,000	—

Aircraft Fasteners	Distributor of fasteners and related	Senior Secured Term Loan
International, LLC	hardware for use in aerospace,	(8.3%, Due 11/12) (3)	6,800,000	6,697,869	6,697,869
(Machinery)	electronics and defense industries

		Junior Secured Term Loan
		(14.0%, Due 5/13) (2) (3)	5,200,000	5,121,815	5,121,815

		Convertible Preferred Stock (2)		253,342	341,800

Allied Defense Group, Inc.	Diversified defense company	Common Stock (4)		463,168	161,600
(Aerospace & Defense)

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value
Arrowhead General Insurance Agency, Inc. (6) (Insurance)	Insurance agency and program specialist	Junior Secured Term Loan (12.1%, Due 2/13) (3)	5,000,000	5,000,000	4,500,000

Borga, Inc. (Mining, Steel, Iron & Nonprecious Metals)	Manufacturer of pre-fabricated metal building systems	Senior Secured Term Loan A (8.8%, Due 3/09) (3)	1,321,000	1,309,581	1,309,581

		Senior Secured Term Loan B (11.8%, Due 5/10) (3)	1,785,250	1,755,679	1,755,679

		Senior Secured Term Loan C (16.0%, Due 5/10) (2) (3)	7,794,323	7,720,404	7,720,404

		Common Stock Warrants (4)		10,746	—

Caleel + Hayden, LLC (5) (Personal & Nondurable Consumer Products)	Provider of proprietary branded professional skincare and cosmetic products to physicians and spa communities	Junior Secured Term Loan B (9.6%, Due 11/11) (3)	10,879,062	10,745,564	10,745,564

		Senior Subordinated Debt (14.5%, Due 11/12) (2) (3)	6,250,000	6,174,425	6,174,425

		Common Stock (4)		750,000	1,058,600

Cheeseworks, Inc. (Grocery)	Distributor of specialty cheese and food products	Revolving Line of Credit (7.6%, Due 6/11) (3)	5,080,219	4,984,386	4,984,386

		Senior Secured Term Loan (10.7%, Due 6/11) (3)	10,648,560	10,512,576	10,512,576

CS Operating, LLC (5) (Buildings & Real Estate)	Provider of maintenance, repair and replacement of HVAC, electrical, plumbing, and foundation repair	Senior Secured Term Loan A (9.1%, Due 7/12) (3)	2,325,000	2,290,500	2,290,500

		Senior Subordinated Debt (14.5%, Due 1/13) (2) (3)	2,527,328	2,490,326	2,490,326

Copperhead Chemical Company, Inc. (Chemicals, Plastics & Rubber)	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt (15.3%, Due 1/13) (2) (3)	3,540,943	3,505,378	3,505,378

Custom Direct, Inc. (6) (Printing & Publishing)	Direct marketer of checks and other financial products and services	Junior Secured Term Loan (10.8%, Due 12/14) (3)	2,000,000	2,000,000	1,750,000

Dover Saddlery, Inc. (Retail Stores)	Equestrian products catalog retailer	Common Stock (4)		148,200	129,200

Eight O’Clock Coffee Company (6) (Beverage, Food & Tobacco)	Manufacturer, distributor, and marketer of coffee	Junior Secured Term Loan (11.4%, Due 7/13) (3)	9,000,000	9,000,000	9,000,000

Employbridge Holding Company(5)(6) (Personal, Food & Miscellaneous Services)	A provider of specialized staffing services	Junior Secured Term Loan (11.8%, Due 10/13) (3)	3,000,000	3,000,000	2,910,000

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value
Encore Legal Solutions, Inc. (Printing & Publishing)	Legal document management services	Junior Secured Term Loan A (10.7%, Due 6/10) (2) (3)	3,949,437	3,925,802	3,925,802

		Junior Secured Term Loan B (10.8%, Due 6/10) (2) (3)	7,193,143	7,138,192	7,138,192

		Senior Subordinated Debt (15.0%, Due 6/10) (2) (3)	5,926,861	5,889,187	3,489,226

		Common Stock Warrants (4)		219,791	—

EXL Acquisition Corp. (Electronics)	Manufacturer of lab testing supplies	Senior Secured Term Loan A (8.4%, Due 3/11) (3)	4,800,000	4,761,933	4,761,933

		Senior Secured Term Loan B (8.9%, Due 3/12) (3)	4,851,840	4,792,326	4,792,326

		Senior Secured Term Loan C (9.4%, Due 3/12) (3)	2,992,500	2,944,981	2,944,981

		Senior Secured Term Loan D (15.0%, Due 3/12) (3)	7,000,000	6,925,241	6,925,241

		Common Stock — Class A (4)		2,475	123,900

		Common Stock — Class B (2)		254,057	255,325

Fairchild Industrial Products, Co. (Electronics)	Manufacturer of industrial controls and power transmission products	Senior Secured Term Loan A (8.3%, Due 7/10) (3)	5,580,000	5,531,331	5,531,331

		Senior Secured Term Loan B (10.0%, Due 7/11) (3)	9,325,000	9,239,973	9,239,973

		Senior Subordinated Debt (14.8%, Due 7/11) (2)	5,460,000	5,401,721	5,401,721

		Preferred Stock — Class A (2)		327,879	327,879

		Common Stock — Class B (4)		121,598	293,200

Impact Products, LLC (Machinery)	Distributor of janitorial supplies	Junior Secured Term Loan (9.5%, Due 9/12) (3)	8,968,750	8,903,106	8,903,106

		Senior Subordinated Debt (13.5%, Due 9/12) (2) (3)	5,547,996	5,509,594	5,509,594

Innovative Concepts in Entertainment, Inc. (Personal & Nondurable Consumer Products)	Manufacturer of coin operated games	Junior Secured Term Loan A (9.0%, Due 2/11) (3)	4,312,500	4,292,854	4,292,854

		Junior Secured Term Loan B (9.5%, Due 2/11) (3)	3,537,000	3,519,896	3,519,896

		Junior Secured Term Loan C (13.0%, Due 8/11) (3)	3,900,000	3,881,940	3,881,940

Keltner Enterprises, LLC (5) (Oil & Gas)	Distributor of automotive oils, chemicals and parts	Senior Subordinated Debt (14.0%, Due 12/11) (3)	3,850,000	3,837,555	3,837,555

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value
L.A. Spas, Inc. (Chemicals, Plastics & Rubber)	Manufacturer of above ground spas	Senior Subordinated Debt (15.5%, Due 1/10) (2) (3)	7,271,249	7,225,464	7,225,464

		Common Stock Warrants (4)		3,009	—

LHC Holdings Corp. (Healthcare, Education & Childcare)	Provider of home healthcare services	Revolving Line of Credit (8.8%, Due 11/12) (3)	300,000	287,369	287,369

		Senior Secured Term Loan A (8.8%, Due 11/12) (3)	5,100,000	5,035,888	5,035,888

		Senior Subordinated Debt (14.5%, Due 5/13)	4,565,000	4,507,250	4,507,250

		Membership Interest (4)		125,000	120,500

Mac & Massey Holdings, LLC (Grocery)	Broker and distributor of ingredients to manufacturers of food products	Senior Subordinated Debt (16.5%, Due 2/13) (2)	7,438,280	7,402,496	7,402,496

		Common Stock (4)		250,000	388,200

Metrologic Instruments, Inc. (6) (Electronics)	Manufacturer of imaging and scanning equipment	Senior Secured Term Loan (7.8%, Due 4/14) (3)	992,500	992,500	942,900

		Junior Secured Term Loan (11.1%, Due 12/15)	1,000,000	1,000,000	930,000

Nice-Pak Products, Inc. (6) (Containers, Packaging & Glass)	Manufacturer of pre-moistened wipes	Senior Secured Term Loan (8.5%, Due 6/14) (3)	2,985,000	2,985,000	2,895,500

Northwestern Management Services, LLC (Healthcare, Education & Childcare)	Provider of dental services	Senior Secured Term Loan A (8.9%, Due 12/12) (3)	6,000,000	5,936,612	5,936,612

		Senior Secured Term Loan B (9.4%, Due 12/12) (3)	1,250,000	1,236,744	1,236,744

		Junior Secured Term Loan (15.0%, Due 6/13) (2)	2,754,125	2,724,995	2,724,995

		Common Stock (4)		500,000	504,400

Prince Mineral Company, Inc. (Metals & Minerals)	Manufacturer of pigments	Junior Secured Term Loan (9.9%, Due 12/12) (3)	11,375,000	11,203,941	11,203,941

		Senior Subordinated Debt (14.0%, Due 7/13) (2) (3)	11,913,159	11,768,249	11,768,249

Quartermaster, Inc. (Retail Stores)	Retailer of uniforms and tactical equipment to law enforcement and security professionals	Revolving Line of Credit (9.5%, Due 12/10) (3)	500,000	471,887	471,887

		Senior Secured Term Loan A (9.4%, Due 12/10) (3)	4,276,250	4,228,116	4,228,116

		Senior Secured Term Loan B (10.6%, Due 12/10) (3)	2,568,750	2,542,846	2,542,846

		Senior Secured Term Loan C (15.0%, Due 12/11) (2) (3)	3,298,069	3,265,862	3,265,862

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value
R-O-M Corporation (Automobile)	Manufacturer of doors, ramps and bulk heads for fire trucks and food transportation	Senior Secured Term Loan A (8.0%, Due 2/13) (3)	7,440,000	7,359,023	7,359,023

		Senior Secured Term Loan B (9.3%, Due 5/13) (3)	8,464,500	8,359,596	8,359,596

		Senior Subordinated Debt (15.0%, Due 8/13) (2)	9,100,000	8,991,761	8,991,761

Sidump’r Trailer Company, Inc. (Automobile)	Manufacturer of side dump trailers	Revolving Line of Credit (9.8%, Due 1/11) (3)	1,675,000	1,651,732	1,651,732

		Senior Secured Term Loan A (8.5%, Due 1/11) (3)	2,047,500	2,028,320	2,028,320

		Senior Secured Term Loan B (11.5%, Due 1/11) (3)	2,320,625	2,294,336	2,294,336

		Senior Secured Term Loan C (15.0%, Due 7/11) (2) (3)	3,230,074	3,197,254	3,197,254

		Senior Subordinated Debt (12.0%, Due 1/12) (3)	75,000	75,000	75,000

		Preferred Stock (2)		87,271	—

		Common Stock (4)		25	—

Total Non-control/non-affiliate investments (represents 75.5% of total investments at fair value)				$294,686,727	$290,225,759

Total Investments				$388,245,021	$384,725,753

(1)	Affiliate investments are generally defined under the Investment Company Act of 1940, as amended (the “1940 Act”) as companies in which the Company owns at least 5% but not more than 25% of the voting securities of the company. Control investments are generally defined under the 1940 Act as companies in which the Company owns more than 25% of the voting securities of the company or has greater than 50% representation on its board.

(2)	Amount includes payment-in-kind (PIK) interest or dividends.

(3)	Pledged as collateral under the Company’s Securitization Facility. See Note 4 to Consolidated Financial Statements.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.

(6)	Syndicated investment which has been originated by another financial institution and broadly distributed.
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
Basis of Presentation
The accompanying financial statements reflect the consolidated accounts of the Company and its special purpose financing subsidiary, Patriot Capital Funding, LLC I, (see Note 4) with all significant intercompany balances eliminated. The financial results of the Company’s portfolio investments are not consolidated in the Company’s financial statements.
Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the December 31, 2007 financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC.
Recent Accounting Pronouncements
In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is permitted. Because SFAS 161 impacts the Company’s disclosure and not its accounting treatment for derivative instruments and related hedged items, the Company’s adoption of SFAS 161 will not impact the results of operations or financial condition.
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

Federal Income Taxes
The Company has elected to be treated as a RIC under the Code. The Company’s RIC tax year was initially filed on a July 31 basis. The Company’s policy is to comply with the requirements of the Code that are applicable to RICs and to distribute substantially all of its taxable income to its stockholders. Therefore, no federal income tax provision is included in the accompanying financial statements. On February 11, 2008, the Company was granted permission by the Internal Revenue Service to change its RIC tax year from July 31, to December 31, effective on December 31, 2007. Accordingly, the Company will prepare a short period tax return from August 1, 2007 through December 31, 2007, and will file on a calendar year basis for 2008 and thereafter.
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
Note 2. Investments
As described below (see Note 3), effective January 1, 2008, the Company adopted Statement of Financial Standards No. 157—Fair Value Measurements, or SFAS 157. In accordance with that standard, the Company changed its presentation for all periods presented to net unearned fees against the associated debt investments. Prior to the adoption of SFAS 157 on January 1, 2008, the Company reported unearned fees as a single line item on the Consolidated Balance Sheets and Consolidated Schedule of Investments. This change in presentation had no impact on the overall net cost or fair value of the Company’s investment portfolio and had no impact on the Company’s financial position or results of operations.
At March 31, 2008 and December 31, 2007, investments consisted of the following:

	March 31, 2008		December 31, 2007
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$352,471,109	$339,866,473	$375,410,033	$371,261,022
Investments in equity securities	12,860,130	12,079,927	12,834,988	13,464,731

Total	$365,331,239	$351,946,400	$388,245,021	$384,725,753

At March 31, 2008 and December 31, 2007, $136.0 million and $138.0 million, respectively, of the Company’s portfolio investments at fair value were at fixed rates, which represented approximately 39% and 36%, respectively, of the Company’s total portfolio of investments at fair value. The Company generally structures its subordinated debt at fixed rates, while most of its senior secured and junior secured loans are at variable rates determined on the basis of a benchmark LIBOR or prime rate. The Company’s loans generally have stated maturities ranging from 4 to 7.5 years.
At March 31, 2008 and December 31, 2007, the Company had equity investments and warrant positions designed to provide the Company with an opportunity for an enhanced internal rate of return. These instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains.
During the three months ended March 31, 2008, the Company realized a loss of $90,000 on the sale of one portfolio debt investment, and during the three months ended March 31, 2007, the Company realized a gain of $6,000 on the sale of one portfolio debt investment. During the three months ended March 31, 2008 and 2007, the Company recorded unrealized appreciation (depreciation) of ($9.9 million) and $85,000, respectively.

The composition of the Company’s investments as of March 31, 2008 and December 31, 2007 at cost and fair value was as follows:

	March 31, 2008				December 31, 2007
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Senior Secured Debt	$174,673,220	47.8%	$172,234,169	48.9%	$190,048,200	49.0%	$189,209,150	49.2%
Junior Secured Debt	76,379,327	20.9	71,256,327	20.3	85,493,227	22.0	84,583,227	22.0
Subordinated Debt	101,418,562	27.8	96,375,977	27.4	99,868,606	25.7	97,468,645	25.3
Warrants / Equity	12,860,130	3.5	12,079,927	3.4	12,834,988	3.3	13,464,731	3.5

Total	$365,331,239	100.0%	$351,946,400	100.0%	$388,245,021	100.0%	$384,725,753	100.0%

(1)	Represents percentage of total portfolio.
The composition of the Company’s investment portfolio by industry sector, using Moody’s Industry Classifications as of March 31, 2008 and December 31, 2007 at cost and fair value was as follows:

	March 31, 2008				December 31, 2007
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Machinery	$53,022,930	14.5%	$49,903,263	14.2%	$52,844,315	13.6%	$54,030,773	14.0%
Personal & Nondurable Consumer Products	50,860,827	13.9	51,155,027	14.5	51,070,705	13.2	51,280,805	13.3
Automobile	34,197,014	9.4	32,808,011	9.3	34,044,318	8.8	33,957,022	8.8
Electronics	33,728,611	9.2	33,672,204	9.6	42,296,015	10.9	42,470,710	11.0
Health Care, Education & Childcare	33,068,953	9.1	32,903,253	9.3	33,686,998	8.7	33,779,798	8.8
Metals & Minerals	22,991,125	6.3	21,638,125	6.2	22,972,190	5.9	22,972,190	6.0
Grocery	22,906,173	6.3	22,918,589	6.5	23,149,458	6.0	23,287,658	6.1
Printing & Publishing	19,538,140	5.3	15,533,347	4.4	19,172,972	4.9	16,303,220	4.2
Textiles & Leather	13,025,390	3.6	13,324,570	3.8	12,970,522	3.3	13,077,422	3.4
Ecological	12,264,553	3.4	11,064,603	3.1	15,593,790	4.0	14,393,840	3.7
Chemicals, Plastic & Rubber	11,179,640	3.1	11,176,392	3.2	10,733,851	2.8	10,730,842	2.8
Retail Stores	10,968,634	3.0	10,981,234	3.1	10,656,911	2.7	10,637,911	2.8
Mining, Steel, Iron & Nonprecious Metals	10,558,561	2.9	10,546,800	3.0	10,796,410	2.8	10,785,664	2.8
Housewares & Durable Consumer Products	10,135,626	2.8	9,637,088	2.7	9,673,177	2.5	9,686,477	2.5
Diversified/Conglomerate Service	9,676,365	2.6	9,293,165	2.6	9,516,840	2.4	9,245,940	2.4
Insurance	5,000,000	1.4	3,750,000	1.1	5,000,000	1.3	4,500,000	1.2
Buildings & Real Estate	4,907,194	1.3	4,907,194	1.4	4,780,826	1.2	4,780,826	1.2
Oil & Gas	3,838,335	1.0	3,838,335	1.1	3,837,555	1.0	3,837,555	1.0
Personal, Food & Miscellaneous Services	3,000,000	0.8	2,730,000	0.8	3,000,000	0.8	2,910,000	0.8
Aerospace & Defense	463,168	0.1	165,200	0.1	463,168	0.1	161,600	0.1
Beverage, Food & Tobacco	—	—	—	—	9,000,000	2.3	9,000,000	2.3
Containers, Packaging & Glass	—	—	—	—	2,985,000	0.8	2,895,500	0.8

Total	$365,331,239	100.0%	$351,946,400	100.0%	$388,245,021	100.0%	$384,725,753	100.0%

(1)	Represents percentage of total portfolio.
As required by the 1940 Act, the Company classifies its investments by level of control. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 act, which are not Control Investments. The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company. “Non-Control/Non-Affiliate Investments” are those investments that are neither Control Investments nor Affiliate Investments. At March 31, 2008 and December 31, 2007, the Company owned greater than 5% but less than 25% of the voting securities in six investments. At March 31, 2008 and December 31, 2007, the Company owned 25% or more of the voting securities in one investment.
Note 3. Fair Value Measurements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Standards No. 157—Fair Value Measurements, or SFAS 157, which is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. SFAS 157 defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligator, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:
Level 1 — Unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data at the measurement date for substantially the full term of the assets or liabilities.
Level 3 — Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
The following table presents the financial instruments carried at fair value as of March 31, 2008, by caption on the Consolidated Balance Sheet for each of the three levels of hierarchy established by SFAS 157.

	As of March 31, 2008
		Internal Models with	Internal Models with	Total Fair Value
	Quoted Market Prices	Significant Observable	Significant Unobservable	Reported in
	in Active Markets	Market Parameters	Market Parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Non-affiliate investments	$326,000	$9,805,900	$249,919,546	$260,051,446
Affiliate investments	—	—	83,364,986	83,364,986
Control investments	—	—	8,529,968	8,529,968

Total investments at fair value	$326,000	$9,805,900	$341,814,500	$351,946,400

The following table provides a roll-forward in the changes in fair value from December 31, 2007 to March 31, 2008, for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors, are the most significant, to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the appreciation (depreciation) in the table below includes changes in fair value due in part to observable factors that are part of the valuation methodology.

	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate	Affiliate	Control
	Investments	Investments	Investments	Total
Fair Value December 31, 2007	$267,006,559	$85,171,605	$9,328,389	$361,506,553
Total realized gains (losses)	—	—	—	—
Change in unrealized depreciation	(5,311,484)	(2,591,990)	(848,000)	(8,751,474)
Purchases, issuances and settlements, net	(11,775,529)	785,371	49,579	(10,940,579)
Transfers in (out) of Level 3	—	—	—	—

Fair Value as of March 31, 2008	$249,919,546	$83,364,986	$8,529,968	$341,814,500

Concurrent with its adoption of SFAS 157, effective January 1, 2008, the Company augmented the valuation techniques it uses to estimate the fair value of its debt investments where there is not a readily available market value (Level 3). Prior to January 1, 2008, the Company estimated the fair value of its Level 3 debt investments by first estimating the enterprise value of the portfolio company which issued the debt investment. To estimate the enterprise value of a portfolio company, the Company analyzed various factors, including the portfolio companies historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA (Earning Before Interest, Taxes, Depreciation and Amortization), cash flow, net income, revenues or, in limited instances, book value.
In estimating a multiple to use for valuation purposes, the Company looked to private merger and acquisition statistics, discounted public trading multiples or industry practices. In some cases, the best valuation methodology may have been a discounted cash flow analysis based on future projections. If a portfolio company was distressed, a liquidation analysis may have provided the best indication of enterprise value.
If there was adequate enterprise value to support the repayment of the Company’s debt, the fair value of the Level 3 loan or debt security normally corresponded to cost plus the amortized original issue discount unless the borrower’s condition or other factors lead to a determination of fair value at a different amount.

Beginning on January 1, 2008, the Company also introduced a bond-yield model to value these investments based on the present value of expected cash flows. The primary inputs into the model are market interest rates for debt with similar characteristics and an adjustment for the portfolio company’s credit risk. The credit risk component of the valuation considers several factors including financial performance, business outlook, debt priority and collateral position. During the three months ended March 31, 2008 and 2007, we recorded net unrealized appreciation (depreciation) of ($9.9 million) and $85,000, respectively, on our investments. For 2008, a portion of our net unrealized depreciation, approximately $1.2 million, resulted from quoted market prices on our syndicated loan portfolio as a result of disruption in the financial credit markets for broadly syndicated loans; approximately $4.2 million, resulted from a decline in cash flows of our portfolio companies requiring closer monitoring or performing below expectations; and approximately $4.5 million, resulted from the adoption of SFAS No. 157.
Note 4. Borrowings
On September 18, 2006, the Company, through a consolidated wholly-owned bankruptcy remote, special purpose subsidiary, entered into an amended and restated securitization revolving credit facility (the “Securitization Facility”) with an entity affiliated with BMO Capital Markets Corp. (formerly known as Harris Nesbitt Corp.). On May 2, 2007, the Company amended its Securitization Facility and lowered the interest rate payable on any outstanding balances under the Securitization Facility during the period of time the Company is permitted to make draws. The amendment also reduced or eliminated certain restrictions pertaining to certain loan covenants. On August 31, 2007, the Company amended its Securitization Facility and increased its borrowing capacity by $35 million. The amendment also extended the commitment termination date by an additional 364-day period to July 22, 2010 and also reduced or eliminated certain restrictions pertaining to certain loan covenants. The Securitization Facility allows the special purpose subsidiary to borrow up to $175 million ($140.0 million prior to August 31, 2007) through the issuance of notes to a multi-seller commercial paper conduit administered by the affiliated entity. The Securitization Facility is secured by all of the loans held by the special purpose subsidiary. The Securitization Facility bears interest at the commercial paper rate plus 1.0% (1.35% prior to May 2, 2007) and allows the special purpose subsidiary to make draws under the Securitization Facility until July 22, 2010 (July 23, 2009 prior to August 31, 2007), unless extended prior to such date for an additional 364-day period with the consent of the lender. If the Securitization Facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period following July 23, 2010 and interest will accrue on outstanding borrowings under the facility at the prime rate plus 2.0%. The Securitization Facility provides for the payment to the lender of a monthly fee equal to 0.25% per annum on the unused amount of the Securitization Facility. The Company can use the proceeds of the Securitization Facility to fund loan origination activities and for general corporate purposes. Each loan origination under the Securitization Facility will be subject to the satisfaction of certain conditions. The predecessor securitization revolving credit facility to the Securitization Facility: (i) allowed our special purpose subsidiary to make draws under the facility until July 24, 2008, unless extended prior to such date for an additional 364-day period with the consent of the lender thereto; (ii) bore interest at the commercial paper rate plus 1.75%; (iii) provided that in the event that the facility was not extended, any principal amounts then outstanding would be amortized over a 24-month period following July 24, 2008 and interest would accrue on outstanding borrowings under the facility at the prime rate plus 2.0%; and (iv) contained more stringent restrictions regarding certain loan concentrations. At March 31, 2008 and December 31, 2007, $143.0 million and $164.9 million, respectively, of borrowings were outstanding under the Securitization Facility. At March 31, 2008, the interest rate was 4.1%. Interest expense for the three months ended March 31, 2008 and 2007 consisted of the following:

	Three Months Ended March 31,
	2008	2007
Interest charges	$1,986,376	$1,401,562
Amortization of debt issuance costs	58,904	70,059
Unused facility fees	14,243	34,591

Total	$2,059,523	$1,506,212

The Securitization Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and maximum yields on funded loans. The Securitization Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the facility. In connection with the origination and amendment of the securitization revolving credit facility, the Company incurred $1.4 million of fees which is being amortized over the term of the securitization revolving credit facility.
On April 11, 2008, the Company entered into a second amended and restated securitization revolving credit facility with an entity affiliated with BMO Capital Markets Corp. and Branch Banking and Trust Company (“BB&T”). The second amended and restated securitization revolving credit facility amends and restates our Securitization Facility. The amended and restated Securitization Facility was amended and restated to, among other things: (i) increase the borrowing capacity from $175 million to $225 million; (ii) extend the date until which we are allowed to make draws under the facility from July 22, 2010 to April 11, 2011 (unless extended prior to such date for an additional 364-day period with the consent of the lenders thereto); (iii) increase the interest rate payable under the facility from the commercial paper rate plus 1.00% to the commercial paper rate plus 1.75% on up to $175 million of outstanding borrowings and the LIBOR rate plus 1.75% on up to $50 million of outstanding borrowings; and (iv) increase the unused commitment fee from 0.25% per annum to 0.30% per annum. Similar to the Securitization Facility, the second amended and restated securitization revolving credit facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans, minimum yields on funded loans and minimum equity requirements. These restrictions may affect the amount of notes our special purpose subsidiary may issue from time to time. The second amended and restated securitization revolving credit facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the second amended and restated securitization revolving credit facility. Each loan origination under the second amended and restated securitization revolving credit facility is subject to the satisfaction of certain conditions.

Since 2006, the Company, through our special purpose subsidiary, entered into five interest rate swap agreements. The swap agreements have a fixed rate range of 4.8% to 5.2% on an initial notional amount of $34.8 million. The swap agreements expire five years from issuance. The swaps were put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. For the three months ended March 31, 2008 and 2007, net unrealized depreciation attributed to the swaps were approximately $753,000 and $63,000, respectively. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower rates with respect to the outstanding borrowings.
As of January 1, 2008, the Company adopted SFAS 157 (see Note 3) for the fair value measurement of its interest rate swaps. There was no impact on the basis for which the fair value of these items was determined. The Company measures the fair value of its $34.8 million of interest rate swaps under a Level 2 input as defined by SFAS 157. The Company relies on a mark to market valuation prepared by a bank based on observable interest rate yield curves. As of March 31, 2008, the accrued mark to market loss on these swaps is $1.5 million. Of this amount $762,000, has been recognized in prior periods. The loss recorded in the three months ended March 31, 2008 is $753,000, which represents the change in the mark to market valuation on the swaps during the period. The Company’s swaps are not designated as effective hedging instruments under SFAS 133.
Note 5. Stock Option Plan
As of March 31, 2008, 3,644,677 shares of common stock are reserved for issuance upon exercise of options to be granted under the Company’s stock option plan (the “Plan”). On February 27, 2008, options to purchase a total of 800,500 shares of common stock were granted to the Company’s executive officers and employees with an exercise price of $10.91 per share (the closing price of the common stock at date of grant). As of March 31, 2008, 3,237,177 options were outstanding, 1,499,243 of which were exercisable. The options have a weighted average remaining contractual life of 8.3 years, a weighted average exercise price of $12.41, and an aggregate intrinsic value of $0.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” (“SFAS 123R”). The Company has elected the “modified prospective method” of transition as permitted by SFAS 123R. Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. For shares granted in February 2008, this model used the following assumptions: annual dividend rate of 11.8%, risk free interest rate of 3.0%, expected volatility of 26%, and the expected life of the options of 6.5 years. The Company calculated its expected term assumption using guidance provided by SEC Staff Accounting Bulletin 107 (“SAB 107”). SAB 107 allows companies to use a simplified expected term calculation in instances where no historical experience exists, provided that the companies meet specific criteria. Expected volatility was based on the Company’s historical volatility.
Assumptions used with respect to future grants may change as the Company’s actual experience may be different. The fair value of options granted in 2008 and 2007 was approximately $0.47 and $0.98, respectively, using the Black-Scholes option pricing model. The Company has adopted the policy of recognizing compensation cost for options with graded vesting on a straight-line basis over the requisite service period for the entire award. For the three months ended March 31, 2008 and 2007, the Company recorded compensation expense related to stock options of approximately $182,000 and $159,000, respectively, which is included in compensation expense in the consolidated statements of operations. The Company does not record the tax benefits associated with the expensing of stock options since the Company elected to be treated as a RIC under Subchapter M of the Internal Revenue Code and as such, the Company is not subject to federal income tax on the portion of taxable income and gains distributed to stockholders, provided that at least 90% of its annual taxable income is distributed. As of March 31, 2008, there was $1.2 million of unrecognized compensation cost related to unvested options which is expected to be recognized over 2.9 years.
Note 6. Share Data and Common Stock
The following table sets forth a reconciliation of weighted average shares outstanding for computing basic and diluted income (loss) per common share for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Weighted average common shares outstanding, basic	20,650,455	17,532,896
Effect of dilutive stock options	—	191,130

Weighted average common shares outstanding, diluted	20,650,455	17,724,026

The dilutive effect of stock options is computed using the treasury stock method. Options on 3.2 million (2008) and 1.5 million (2007) shares, were anti-dilutive and therefore excluded from the computation of diluted earnings per share.
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
In 2005, the Company established a dividend reinvestment plan, and during the three months ended March 31, 2008 and the year ended December 31, 2007, issued 0 and 158,500 shares, respectively, in connection with dividends paid. The Company did not issue any shares of its common stock under the dividend reinvestment plan during the three months ended March 31, 2008 because it elected to satisfy the share requirements of the dividend reinvestment plan in connection with the dividend paid on January 16, 2008 through open market purchases of its common stock by the administrator of the dividend reinvestment plan. The following table reflects the Company’s dividends paid since January 1, 2007:

Date Declared	Record Date	Payment Date	Amount
February 27, 2008	March 14, 2008	April 16, 2008	$0.33
November 1, 2007	December 14, 2007	January 16, 2008	$0.33
August 2, 2007	September 14, 2007	October 17, 2007	$0.32
April 30, 2007	June 15, 2007	July 17, 2007	$0.32
February 23, 2007	March 15, 2007	April 18, 2007	$0.32
Note 7. Commitments and Contingencies
The balance of unused commitments to extend credit was $26.1 million and $29.3 million at March 31, 2008 and December 31, 2007, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as contingent investment draws, revolving credit arrangements or similar transactions. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the counterparty. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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
The Company leases its corporate offices and certain equipment under operating leases with terms expiring in 2011. Future minimum lease payments due under operating leases at March 31, 2008 are as follows: $193,000 — remainder of 2008, $241,000 — 2009, $247,000 — 2010, $21,000 — 2011. Rent expense was approximately $68,000 and $56,000 for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, the Company had an outstanding letter of credit in the amount of $38,000 as security deposit for the lease of the Company’s corporate offices.
Note 8. Concentrations of Credit Risk
The Company’s portfolio companies are primarily small- to mid-sized companies that operate in a variety of industries.
At March 31, 2008 and December 31, 2007, the Company’s two largest investments represented approximately 13% and 12%, respectively, of the total investment portfolio at fair value. Investment income, consisting of interest, dividends, fees, and realization of gains or losses on investments, can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given period can be highly concentrated among several portfolio companies. During the three months ended March 31, 2008 and 2007, the Company did not record investment income from any portfolio company in excess of 10.0% of total investment income.
Note 9. Income Taxes
Effective August 1, 2005, the Company elected to be treated as a RIC. Accordingly, the Company’s RIC tax year was initially filed on a July 31 basis. The Company’s policy is to comply with the requirements of Subchapter M of the Code; that are applicable to RICs and to distribute substantially all of its taxable income to its shareholders. To date, the Company has fully met all of the distribution requirements and other requirements of Subchapter M of the Code, therefore, no federal, state or local income tax provision is required. On February 11, 2008, the Company was granted permission by the Internal Revenue Service to change its RIC tax year from July 31 to December 31, effective on December 31, 2007. Accordingly, the Company will prepare a short period tax return from August 1, 2007 through December 31, 2007, and will file on a calendar year basis for 2008 and thereafter.

Distributable taxable income for the period January 1, 2008 through March 31, 2008 is as follows:

January 1, 2008
to
March 31, 2008
GAAP net investment income	$6,786,000
Tax timing differences of:
Origination fees, net	(245,000)
Stock compensation expense, bonus accruals, original issue discount and depreciation and amortization	(1,428,000)

Tax distributable income	$5,113,000

Distributable taxable income differs from GAAP net investment income primarily due to: (1) origination fees received in connection with investments in portfolio companies are treated as taxable income upon receipt; (2) certain stock compensation are not currently deductible for tax purposes and a bonus accrual carryover, as a result of the change in the Company’s tax year described above, until actually paid; (3) certain debt investments that generate original issue discount; and (4) depreciation and amortization.
Distributions which exceed tax distributable income (tax net investment income and realized gains, if any) are reported as distributions of paid-in capital (i.e. return of capital). The taxability of the distributions made during the three months ended March 31, 2008 will be determined by the Company’s tax earnings and profits for its tax year ending December 31, 2008. As of March 31, 2008, the Company estimates that 92% of the April 16, 2008 distribution will be treated as ordinary income, principally as a result of the change in tax year.
There were no capital gain distributions in 2008 or 2007.
At March 31, 2008, the Company has a net capital loss carryforward of $3.2 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will expire in the Company’s tax fiscal year ending December 31, 2013.
Note 10. Financial Highlights

	For the Three Months Ended
	March 31,
	2008	2007
Per Share Data:
Net asset value at beginning of period	$10.73	$10.37
Net investment income	.33	.31
Net change in unrealized appreciation (depreciation) on investments	(.48)	.01
Effect of issuance of common stock	—	.39
Distributions from net investment income	(.33)	(.31)
Distributions in excess of net investment income	—	(.03)
Net change in unrealized swap depreciation	(.04)	—
Stock based compensation expense	.01	.01

Net asset value at end of period	$10.22	$10.75

Total net asset value return (1)	(1.7)%	6.9%
Per share market value, beginning of period	$10.09	$14.49
Per share market value, end of period	$10.47	$14.20

Total market value return (2)	7.0%	0.3%

Shares outstanding at end of period	20,650,455	18,223,517

Ratios and Supplemental Data:
Net assets at end of period	$211,057,000	$195,979,000
Average net assets	218,247,000	195,963,000
Ratio of operating expenses to average net assets (annualized)	8.2%	7.4%
Ratio of net investment income (loss) to average net assets (annualized)	12.4%	10.9%
Average borrowings outstanding	$152,702,000	$84,855,000
Average amount of borrowings per share	$7.39	$4.66

(1)	The total net asset value return (not annualized) reflects the change in net asset value of a share of stock, plus dividends.

(2)	The total market value return (not annualized) reflects the change in the ending market value per share plus dividends, divided by the beginning market value per share.

Note 11. Subsequent Events
On April 2, 2008 the Company amended its senior and subordinated debt investments in Encore Legal Solutions Inc. (“Encore”). Concurrent with a $1.0 million subordinated debt pay down received from Encore on April 2, 2008, the remaining subordinated debt cost balance of approximately $5.2 million was converted into an equity investment. At March 31, 2008, the fair value balance of the subordinated debt was approximately $3.7 million before the pay down and conversion. After the conversion, the Company had a 30% equity ownership in Encore.
On May 2, 2008, the Board of Directors declared a cash dividend of $0.33 per share, payable on July 16, 2008 to stockholders of record as of the close of business on June 5, 2008. Such cash dividend is payable on total shares issued and outstanding on the record date.

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
     In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our 2007 annual report on Form 10-K. Other factors that could cause actual results to differ materially include:
•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy, and

•	future changes in laws or regulations and conditions in our operating areas.
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
Overview
     We are a specialty finance company that provides customized financing solutions to small- to mid-sized companies. Our ability to invest across a company’s capital structure, from senior secured loans to equity securities, allows us to offer a comprehensive suite of financing solutions, including “one-stop” financing. In August 2005, we completed an initial public offering of shares of our common stock and on July 27, 2005, we elected to be treated as a business development company under the Investment Company Act of 1940. We have also elected to be treated as a RIC under Subchapter M of the Code. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income or gains we distribute (actually or as a deemed dividend) to our stockholders as dividends, provided that we satisfy certain requirements.
Current Market Conditions
     The debt and equity capital markets in the United States have been severely impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated loan market, among other things. These events, along with the deterioration of the housing market, have led to worsening general economic conditions, which have impacted the broader capital and credit markets and have reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. In the past, we were able to access the capital and credit markets to finance our investment activities. However, due to the current turmoil in the debt markets and uncertainty in the equity capital markets, we cannot assure you that debt or equity capital will be available to us on favorable terms, or at all. As an example, because our common stock has occasionally traded at a price below our current net asset value per share over the last several months and we are not generally able under the 1940 Act to sell our common stock at a price below net asset value per share, we have been and may continue to be limited in our ability to raise equity capital. These conditions may limit our ability to grow our investment portfolio.

Portfolio Composition
     Our primary business is lending to and investing in small- to mid-sized businesses through investments in senior secured loans, junior secured loans, subordinated debt investments and equity-based investments, including warrants. The fair value of our portfolio was $351.9 million and $384.7 million at March 31, 2008 and December 31, 2007, respectively.
     Total portfolio investment activity as of and for the three months ended March 31, 2008 and the year ended December 31, 2007 was as follows:

	March 31, 2008	December 31, 2007
Beginning portfolio at fair value	$384,725,753	$257,812,235
Investments in debt securities	5,141,406	191,391,250
Investments in equity securities	—	8,925,000
Investment repayments	(19,441,899)	(67,332,023)
Increase in payment-in-kind interest/dividends	1,453,912	3,928,159
Sale of investments	(10,437,500)	(5,374,749)
Change in unearned revenue	356,002	(986,413)
Decrease in fair value of investments	(9,851,274)	(3,637,706)

Ending portfolio at fair value	$351,946,400	$384,725,753

     As of March 31, 2008 and December 31, 2007, the composition of our portfolio at fair value was as follows:

	March 31, 2008		December 31, 2007
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio
Senior secured revolving lines of credit	$17,094,250	4.9%	$14,841,169	3.9%
Senior secured term loans	155,139,919	44.1	174,367,981	45.3
Junior secured term loans	71,256,327	20.2	84,583,227	22.0
Senior subordinated debt	96,375,977	27.4	97,468,645	25.3
Investments in equity securities	12,079,927	3.4	13,464,731	3.5

Totals	$351,946,400	100.0%	$384,725,753	100.0%

     For the three months ended March 31, 2008 and year ended December 31, 2007, the weighted average yield on all of our outstanding debt investments was approximately 12.2% and 12.4%, respectively. The weighted average balance of our debt investment portfolio during the three months ended March 31, 2008 was $362.5 million up from $342.1 million during the fourth quarter of 2007. Yields are computed using actual interest income earned for the year (annualized for the three months ended March 31, 2008), including amortization of loan fees and original issue discount, divided by the weighted average fair value of debt investments. As of March 31, 2008 and December 31, 2007, $136.0 million and $138.0 million, respectively, of our portfolio investments at fair value were at fixed interest rates, which represented approximately 39% and 36%, respectively, of our total portfolio of investments at fair value. We generally structure our subordinated debt investments at fixed rates while many of our senior secured and junior secured loans are, and will be, at variable rates.

     Since 2006, we, through our special purpose subsidiary, entered into five interest rate swap agreements. Our swap agreements have a fixed rate range of 4.8% to 5.2% on an initial notional amount of $34.8 million. The swap agreements expire five years from issuance. The swaps were put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. For the three months ended March 31, 2008 and 2007, net unrealized depreciation attributed to the swaps was approximately $753,000 and $63,000. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower rates with respect to the outstanding borrowings. At March 31, 2008, we did not hold any derivative financial instruments for hedging purposes.
     At March 31, 2008 and December 31, 2007, our equity investments consisted of common and preferred stock, LLC membership interests and warrants to acquire equity interests in certain of our portfolio companies. Warrants to acquire equity interests allow us to participate in the potential appreciation in the value of the portfolio company, while minimizing the amount of upfront cost to us.
     The composition of the Company’s investment portfolio by industry sector, using Moody’s Industry Classifications, excluding unearned income, as of March 31, 2008 and December 31, 2007 at cost and fair value was as follows:

	March 31, 2008				December 31, 2007
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Machinery	$53,022,930	14.5%	$49,903,263	14.2%	$52,844,315	13.6%	$54,030,773	14.0%
Personal & Nondurable Consumer Products	50,860,827	13.9	51,155,027	14.5	51,070,705	13.2	51,280,805	13.3
Automobile	34,197,014	9.4	32,808,011	9.3	34,044,318	8.8	33,957,022	8.8
Electronics	33,728,611	9.2	33,672,204	9.6	42,296,015	10.9	42,470,710	11.0
Health Care, Education & Childcare	33,068,953	9.1	32,903,253	9.3	33,686,998	8.7	33,779,798	8.8
Metals & Minerals	22,991,125	6.3	21,638,125	6.2	22,972,190	5.9	22,972,190	6.0
Grocery	22,906,173	6.3	22,918,589	6.5	23,149,458	6.0	23,287,658	6.1
Printing & Publishing	19,538,140	5.3	15,533,347	4.4	19,172,972	4.9	16,303,220	4.2
Textiles & Leather	13,025,390	3.6	13,324,570	3.8	12,970,522	3.3	13,077,422	3.4
Ecological	12,264,553	3.4	11,064,603	3.1	15,593,790	4.0	14,393,840	3.7
Chemicals, Plastic & Rubber	11,179,640	3.1	11,176,392	3.2	10,733,851	2.8	10,730,842	2.8
Retail Stores	10,968,634	3.0	10,981,234	3.1	10,656,911	2.7	10,637,911	2.8
Mining, Steel, Iron & Nonprecious Metals	10,558,561	2.9	10,546,800	3.0	10,796,410	2.8	10,785,664	2.8
Housewares & Durable Consumer Products	10,135,626	2.8	9,637,088	2.7	9,673,177	2.5	9,686,477	2.5
Diversified/Conglomerate Service	9,676,365	2.6	9,293,165	2.6	9,516,840	2.4	9,245,940	2.4
Insurance	5,000,000	1.4	3,750,000	1.1	5,000,000	1.3	4,500,000	1.2
Buildings & Real Estate	4,907,194	1.3	4,907,194	1.4	4,780,826	1.2	4,780,826	1.2
Oil & Gas	3,838,335	1.0	3,838,335	1.1	3,837,555	1.0	3,837,555	1.0
Personal, Food & Miscellaneous Services	3,000,000	0.8	2,730,000	0.8	3,000,000	0.8	2,910,000	0.8
Aerospace & Defense	463,168	0.1	165,200	0.1	463,168	0.1	161,600	0.1
Beverage, Food & Tobacco	—	—	—	—	9,000,000	2.3	9,000,000	2.3
Containers, Packaging & Glass	—	—	—	—	2,985,000	0.8	2,895,500	0.8

Total	$365,331,239	100.0%	$351,946,400	100.0%	$388,245,021	100.0%	$384,725,753	100.0%

(1)	Represents percentage of total portfolio.
     At March 31, 2008 and December 31, 2007, our two largest investments represented approximately 13% and 12%, respectively, of the total investment portfolio at fair value. Investment income, consisting of interest, dividends, fees, the recognition of gains on equity interests, and the recognition of unamortized deferred financing fees received from portfolio companies on the repayment of their debt investment, the sale of the debt investment or reduction of available credit under the debt investment, can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given period can be highly concentrated among several portfolio companies. During the three months ended March 31, 2008 and 2007, the Company did not record investment income from any portfolio company in excess of 10.0% of total investment income.
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

     The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Investments at	Percentage of	Investments at	Percentage of
Investment Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	$54,495,792	16.0%	$46,466,323	12.5%
2	219,131,432	64.5	252,730,493	68.1
3	37,316,165	11.0	57,510,986	15.5
4	28,923,084	8.5	14,553,220	3.9
5	—	—	—	—

Totals	$339,866,473	100.0%	$371,261,022	100.0%

     In the event that the United States economy enters into a prolonged recession, it is possible that the financial results of small- to mid-sized companies, similar to those in which we invest, could experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. While we are not seeing signs of an overall, broad deterioration in our portfolio company results at this time, we can provide no assurance that the performance of certain of our portfolio companies will not be negatively impacted by these economic or other conditions which could have a negative impact on our future results.
Loans and Debt Securities on Non-Accrual Status
     At March 31, 2008 and December 31, 2007, none of our loans or debt securities were on non-accrual status.
Results of Operations
     The principal measure of our financial performance is net income (loss) which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest, dividends, fees, and other investment income and our operating expenses. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. Net unrealized appreciation (depreciation) on interest rate swaps is the net change in the fair value of our outstanding swap agreements. Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.
Comparison for the three months ended March 31, 2008 and 2007
     Total Investment Income
     Total investment income included interest and dividend income on our investments, fee income and other investment income. Fee income consists principally of loan and arrangement fees, annual administrative fees, unused fees, prepayment fees, amendment fees, equity structuring fees and waiver fees. Other investment income consists primarily of the accelerated recognition of deferred financing fees received from our portfolio companies on the repayment of the outstanding investment, the sale of the investment or reduction of available credit.
     Total investment income for the three months ended March 31, 2008 and 2007, was $11.2 million and $9.0 million, respectively. For the three months ended March 31, 2008, this amount consisted of interest income of $53,000 from cash and cash equivalents, $11.0 million of interest and dividend income from portfolio investments (which included $1.5 million in payment-in-kind or PIK interest and dividends), $214,000 in fee income and $40,000 in other investment income. For the three months ended March 31, 2007, this amount primarily consisted of interest income of $79,000 from cash and cash equivalents, $8.1 million of interest and dividend income from portfolio investments (which included $841,000 in payment-in-kind or PIK interest and dividends), $395,000 in fee income and $384,000 in other investment income.
     The increase in our total investment income for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily attributable to an increase in the weighted average fair value balance outstanding of our interest-bearing investment portfolio during the quarter ended March 31, 2008. During the three months ended March 31, 2008, the weighted average fair value balance outstanding of our interest-bearing investment portfolio was approximately $362.5 million as compared to approximately $265.5 million during the three months ended March 31, 2007. The primary reason behind the increase in total investment income was an increase in interest income due to the increase in the weighted average fair value balance of our investment portfolio, partially offset by a decrease in the weighted average yield of our investments. The weighted average yield decreased as a result of a shift in our portfolio mix towards more senior secured investments and an overall decrease in market interest rates.

     Expenses
     Expenses included compensation expense, interest on our outstanding indebtedness, professional fees, and general and administrative expenses.
     Expenses for the three months ended March 31, 2008 and 2007, were $4.5 million and $3.6 million, respectively. Expenses increased for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 by approximately
     $827,000, primarily as a result of higher compensation expense which increased by $279,000, higher interest expense which increased by $553,000, and higher general and administrative expenses which increased by $40,000, offset by lower professional fees of $45,000. The higher compensation expense was attributable to an increase in non-cash stock option compensation of $23,000 due to granting of additional stock options in 2007 and 2008, and increased compensation expense associated with increased bonus accruals and higher salaries for new and existing employees. The increase in interest expense was attributable to an increase in weighted average borrowings outstanding, which were approximately $152.7 million during the three months ended March 31, 2008, as compared to $84.9 million during the three months ended March 31, 2007. Such borrowings were used primarily to fund investments. The decrease in professional fees expense is primarily due to decreases in the fees we incurred in 2008 related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
     Realized Gain (Loss) on Sale of Investments
     Net realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. During the three months ended March 31, 2008, we sold one investment in which we realized a loss of $90,000. During the three months ended March 31, 2007, we sold one investment in which we realized a gain of $6,000.
     Net Change in Unrealized Appreciation or Depreciation on Investments
     We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to our valuation policy and a consistently applied valuation process. At March 31, 2008, and December 31, 2007, portfolio investments recorded at fair value represented 96.4% and 96.6%, respectively, of our total assets. Because of the inherent uncertainty of estimating the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
     There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We specifically value each individual investment on a quarterly basis. We record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment, or when the bond yield models concludes that the debt investment is impaired. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and/or our equity security has also appreciated in value or the bond yield models concludes that the debt investment has appreciated in value. Changes in fair value are recorded in the statement of operations as net change in unrealized appreciation or depreciation.
     Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. During the three months ended March 31, 2008 and 2007, we recorded net unrealized appreciation (depreciation) of ($9.9 million) and $85,000, respectively, on our investments. For 2008, a portion of our net unrealized depreciation, approximately $1.2 million, resulted from quoted market prices on our syndicated loan portfolio as a result of disruption in the financial credit markets for broadly syndicated loans; approximately $4.2 million, resulted from an increase in the number of our portfolio companies requiring closer monitoring or performing below expectations; and approximately $4.5 million, resulted from the adoption of FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.”
      We believe that the majority of the $4.5 million of unrealized depreciation attributable to the adoption of SFAS 157 will ultimately be reversed when we exit these investments. We invest primarily in illiquid assets with the intention to hold these assets to settlement or maturity. This is in contrast to the premise under SFAS 157 that assets generally should be valued on the basis of their current market value and, if no market exists, on the basis that they are sold in a hypothetical market at the end of each quarter. We have not historically exited our investments through the individual sale of such investments rather we have typically exited our investments through a sale of the portfolio company or through a recapitalization of the portfolio company. Our belief that the majority of the $4.5 million of unrealized deprecation attributable to SFAS 157 will ultimately be reversed is supported by the fact that all such unrealized depreciation related to investments we rated 1 or 2 under our investment rating system at March 31, 2008.

     Net Unrealized Depreciation on Interest Rate Swaps
     Net unrealized depreciation on interest rate swaps represents the change in value of the swap agreements. For the three months ended March 31, 2008 and 2007, we recorded an unrealized depreciation of approximately $753,000 and $63,000, respectively, on our interest rate swap agreements. The 2008 unrealized depreciation in the value of our interest rate swap agreements resulted from the volatility and corresponding reduction in variable interest rates during the period.
     Net Income (Loss)
     Net loss was $3.9 million for the quarter ended March 31, 2008 as compared to net income of $5.4 million for the quarter ended March 31, 2007. The net loss for the three months ended March 31, 2008 principally related to recording unrealized depreciation of $9.9 million on our investments and unrealized depreciation of $753,000 on our interest rate swap agreements.
Financial Condition, Liquidity and Capital Resources
Cash, Cash Equivalents and Restricted Cash
     At March 31, 2008 and December 31, 2007, we had $1.3 million and $789,000, respectively, in cash and cash equivalents. In addition, at March 31, 2008 and December 31, 2007, we had $9.1 million and $10.5 million, respectively, in restricted cash which we maintained in accordance with the terms of our $175.0 million amended and restated securitization revolving credit facility with an entity affiliated with BMO Capital Markets Corp. A portion of these funds were released to us on April 14, 2008 and January 14, 2008.
     For the three months ended March 31, 2008, net cash provided by operating activities totaled $3.2 million, compared to net cash provided by operating activities of $3.9 million for the comparable 2007 period. Cash provided by (used for) investing activities totaled $24.6 million and ($13.8) million for the three months ended March 31, 2008 and 2007, respectively. This change was principally due to lower investment originations in 2008 of $52.1 million, and lower loan repayments and amortization of $18.7 million, offset by an increase in proceeds from investment sales of $5.0 million. Cash provided by (used for) financing activities totaled ($27.3) million and $10.4 million in the three months ended March 31, 2008 and 2007, respectively. This change was principally due to a net decrease of $3.9 million in our net borrowings, a decrease in sale of common stock of $31.7 million, and an increase of $2.4 million in dividends paid.
Liquidity and Capital Resources
     On January 26, 2007, the Company closed a shelf offering of 2,370,000 shares of common stock and received gross proceeds of $33.7 million less underwriters’ commissions and discounts, and fees of approximately $2.0 million.
     Although we expect that cash on hand, borrowing availability, and cash generated from operations to be adequate to meet our cash needs at our current level of operations, we may face difficultly in obtaining new debt and equity financing as a result of the current turmoil in the credit markets and uncertainty in the capital markets, which could limit our ability to grow. In this regard, because our common stock has occasionally traded at a price below our current net asset value per share over the last several months and we are limited in our ability to sell our common stock at a price below net asset value per share, we have been and may continue to be limited in our ability to raise equity capital. In addition, our amended and restated securitization revolving credit facility contains certain requirements, including, but not limited to, minimum diversity, rating and yield, and limitations on loan size. These requirements may limit our ability to fund certain new originations with advances under the facility, in which case we will seek to fund originations using new debt or equity financings, which may or may not be available on favorable terms, if at all. On April 11, 2008, the Company entered into an amended and restated securitization revolving credit facility with an entity affiliated with BMO Capital Markets Corp. and Branch Banking and Trust Company. See – “Recent Developments.”
     In order to satisfy the requirements applicable to RICs under Subchapter M of the Code, we intend to continue distributing to our stockholders substantially all of our taxable income. Taxable income generally differs from net income (loss) for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Taxable income includes cash fees collected and non-cash items, such as PIK interest and dividends. Cash collections of income resulting from PIK interest generally occur upon the repayment of the loans or debt securities that include such items and cash collections of income resulting from PIK dividends occur upon the sale of the equity security received in connection therewith. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense. See “- Regulated Investment Company Status and Dividends.”
     In addition, as a business development company, we generally are required to meet a coverage ratio of total assets less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. As of March 31, 2008, this ratio was 248%. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Borrowings
     Securitization Revolving Credit Facility. On September 18, 2006, we, through a wholly-owned, bankruptcy remote, special purpose subsidiary of ours, entered into an amended and restated securitization revolving credit facility (the “Securitization Facility “), with an entity affiliated with BMO Capital Markets Corp. On May 2, 2007, we amended our Securitization Facility and lowered the interest rate payable on any outstanding balances under the Securitization Facility during the period of time we are permitted to make draws. The amendment also reduced or eliminated certain restrictions pertaining to certain loan covenants. On August 31, 2007, we amended the Securitization Facility and increased its borrowing capacity by $35 million. The amendment also extended the commitment termination date by an additional 364-day period to July 22, 2010 and also reduced or eliminated certain restrictions pertaining to certain loan covenants. The Securitization Facility allows our special purpose subsidiary to borrow up to $175 million ($140.0 million prior to August 31, 2007) through the issuance of notes to a multi-seller commercial paper conduit administered by the affiliated entity. The Securitization Facility is secured by all of the loans held by our special purpose subsidiary. The Securitization Facility bears interest at the commercial paper rate plus 1.0% (1.35% prior to May 2, 2007) and allows our special purpose subsidiary to make draws under the Securitization Facility until July 22, 2010 (July 23, 2009 prior to August 31, 2007), unless extended prior to such date for an additional 364-day period with the consent of the lender. If the Securitization Facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period following July 23, 2010 and interest will accrue on outstanding borrowings under the facility at the prime rate plus 2.0%. The Securitization Facility provides for the payment to the lender of a monthly fee equal to 0.25% per annum on the unused amount of the Securitization Facility. We can use the proceeds of the Securitization Facility to fund our loan origination activities and for general corporate purposes. Each loan origination under the Securitization Facility will be subject to the satisfaction of certain conditions. We cannot assure you that we will be able to borrow funds under the Securitization Facility at any particular time or at all. As of March 31, 2008, $143.0 million was outstanding under the Securitization Facility. At March 31, 2008, the interest rate was 4.1%.
     The predecessor securitization revolving credit facility to the Securitization Facility: (i) allowed our special purpose subsidiary to make draws under the Securitization Facility until July 24, 2008, unless extended prior to such date for an additional 364-day period with the consent of the lender thereto; (ii) bore interest at the commercial paper rate plus 1.75%; (iii) provided that in the event that the Securitization Facility was not extended, any principal amounts then outstanding would be amortized over a 24-month period following July 24, 2008 and interest would accrue on outstanding borrowings under the Securitization Facility at the prime rate plus 2.0%; and (iv) contained more stringent restrictions regarding certain loan concentrations. On April 11, 2008, the Company entered into an amended and restated securitization revolving credit facility with an entity affiliated with BMO Capital Markets Corp. and Branch Banking and Trust Company. See – “Recent Developments.”
     Since 2006, the Company, through our special purpose subsidiary, entered into five interest rate swap agreements. The swap agreements have a fixed rate range of 4.8% to 5.2% on an initial notional amount of $34.8 million. The swap agreements expire five years from issuance. The swaps were put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. For the three months ended March 31, 2008 and 2007, net unrealized depreciation attributed to the swaps were approximately $753,000 and $63,000, respectively. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower rates with respect to the outstanding borrowings.
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

We intend to make distributions to our stockholders on a quarterly basis of substantially all of our annual taxable income (which includes our taxable interest and fee income). We currently intend to retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. During the three months ended March 31, 2008 and 2007, we realized capital gain (loss) of approximately ($90,000) and $6,000, respectively. In addition, at March 31, 2008, the Company has a net capital loss carryforward of $3.2 million to offset net capital gains until December 31, 2013. To the extent our taxable earnings for a fiscal tax year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.
     We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the Investment Company Act of 1940 and due to provisions in our amended and restated securitization revolving credit facility. If we do not distribute at least a certain percentage of our taxable income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.
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
     Under SFAS 157, we principally utilize the market approach to estimate the fair value of our investments where there is not a readily available market and we also utilize the income approach to estimate the fair value of our debt investments. Under the market approach, we estimate the enterprise value of the portfolio companies in which we invest. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. We generally require portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically, private companies are valued based on multiples of EBITDA (Earnings Before Interest. Taxes, Depreciation and Amortization), cash flows, net income, revenues, or in limited cases, book value.
     Under the income approach, we generally prepare and analyze discounted cash flow models based on our projections of the future free cash flows of the business. We also use bond yield models to determine the present value of the future cash flow streams of our debt investments. We review various sources of transactional data, including private mergers and acquisitions involving debt investments with similar characteristics, and assess the information in the valuation process.
     The fair value of our investments at March 31, 2008, and December 31, 2007 was determined in good faith by our board of directors. Duff & Phelps, LLC, an independent valuation firm (“Duff & Phelps”), provided third party valuation consulting services to the Company which consisted of certain mutually agreed upon limited procedures that we engaged them to perform. At March 31, 2008 and at December 31, 2007, the Company asked Duff & Phelps to perform the limited procedures on investments in 8 and 15 portfolio companies, respectively, comprising approximately 31% and 49% of the total investments at fair value, respectively. Upon completion of their limited procedures, Duff & Phelps concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable. Our Board of Directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process.
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

Payment-in-Kind or PIK Interest and Dividends
     We include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind or PIK interest or dividends, which represents either contractually deferred interest added to the loan balance that is generally due at the end of the loan term or contractually deferred dividends added to our equity investment in the portfolio company. We will cease accruing PIK interest if we do not expect the portfolio company to be able to pay all principal and interest due, and we will cease accruing PIK dividends if we do not expect the portfolio company to be able to make PIK dividend payments in the future. In certain cases, a portfolio company makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a portfolio company’s loan can increase while the total outstanding amount of the loan to that portfolio company may stay the same or decrease. Accrued PIK interest and dividends represented $5.9 million or 1.7% of our portfolio of investments at fair value (excluding unearned income) as of March 31, 2008 and $4.7 million or 1.2% of our portfolio of investments at fair value (excluding unearned income) as of December 31, 2007. The net increase in loan and equity balances as a result of contracted PIK arrangements are separately identified on our statements of cash flows.
     PIK related activity for the three months ended March 31, 2008 was as follows:

Three Months Ended
March 31, 2008
Beginning PIK balance	$4,714,356
PIK interest and dividends earned during the period	1,453,912
PIK receipts during the period	(255,463)

Ending PIK balance	$5,912,805

Interest and Dividend Income Recognition
     Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. When a loan or debt security becomes 90 days or more past due, or if we otherwise do not expect the debtor to be able to service its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. At March 31, 2008 and December 31, 2007, none of our loans and debt securities were greater than 90 days past due or on non-accrual.
     Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are expected to be collected. Dividend income on common equity securities is recorded on the record date for private companies and the ex-dividend date for publicly traded companies.
Off-Balance Sheet Arrangements
     We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. We attempt to limit our credit risk by conducting extensive due diligence, negotiating appropriate financial covenants and obtaining collateral where necessary. As of March 31, 2008, we had unused commitments to extend credit to our portfolio companies of $26.1 million, which are not reflected on our balance sheet.
     In connection with our amended and restated securitization revolving credit facility, our consolidated special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions. We have agreed to guarantee the payment of certain swap breakage costs that may be payable by our special purpose subsidiary in connection with any such interest rate swap agreements or other interest rate hedging transactions. At March 31, 2008, we had five interest rate swap agreements outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Borrowings.”

Contractual Obligations
     As of March 31, 2008, we had $143.0 million outstanding under the Securitization Facility. Our Securitization Facility is due in July 2010. On April 11, 2008, the Company entered into a second amended and restated securitization revolving credit facility with an entity affiliated with BMO Capital Markets Corp. and Branch Banking and Trust Company (see Note 11 to the consolidated financial statements). The Securitization Facility contains provisions for the payment of any outstanding balance upon maturity. On August 11, 2005, we entered into a lease agreement for office space expiring on January 15, 2011. Future minimum lease payments due under the office lease and for certain office equipment are as follows: remainder of 2008 — $193,000; 2009 - $241,000; 2010 — $247,000; 2011 — $21,000.
Recent Developments
     On April 2, 2008, we amended our senior and subordinated debt investments in Encore Legal Solutions Inc. (“Encore”). Concurrent with a $1.0 million subordinated debt pay down received from Encore on April 2, 2008, the remaining subordinated debt cost balance of approximately $5.2 million was converted into an equity investment. At March 31, 2008, the fair value balance of the subordinated debt was approximately $3.7 million before the pay down and conversion. After the conversion, we had a 30% equity ownership in Encore.
     On April 11, 2008, we entered into a second amended and restated securitization revolving credit facility with an entity affiliated with BMO Capital Markets Corp. and Branch Banking and Trust Company. The second amended and restated securitization revolving credit facility amends and restates our amended and restated securitization revolving credit facility. The amended and restated securitization revolving credit facility was amended and restated to, among other things: (i) increase the borrowing capacity from $175 million to $225 million; (ii) extend the date until which we are allowed to make draws under the facility from July 22, 2010 to April 11, 2011 (unless extended prior to such date for an additional 364-day period with the consent of the lenders thereto); (iii) increase the interest rate payable under the facility from the commercial paper rate plus 1.00% to the commercial paper rate plus 1.75% on up to $175 million of outstanding borrowings and the LIBOR rate plus 1.75% on up to $50 million of outstanding borrowings; and (iv) increase the unused commitment fee from 0.25% per annum to 0.30% per annum. Similar to the amended and restated securitization revolving credit facility, the second amended and restated securitization revolving credit facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans, minimum yields on funded loans and minimum equity requirements. These restrictions may affect the amount of notes our special purpose subsidiary may issue from time to time. The second amended and restated securitization revolving credit facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the second amended and restated securitization revolving credit facility. Each loan origination under the second amended and restated securitization revolving credit facility is subject to the satisfaction of certain conditions.
     On May 2, 2008, the Board of Directors declared a cash dividend of $0.33 per share, payable on July 16, 2008 to stockholders of record as of the close of business on June 5, 2008. Such cash dividend is payable on total shares issued and outstanding on the record date.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There has been no material change in quantitative and qualitative disclosures about market risks since December 31, 2007.
Item 4. Controls and Procedures
(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

(b)	There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors
     There were no material changes from the risk factors previously disclosed in our 2007 annual report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
     In January 2008, as a part of the Company’s dividend reinvestment plan for our common stockholders, we directed the plan administrator to purchase 55,134 shares of our common stock for $573,000 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend for the fourth quarter of 2007. The following chart summarizes repurchases of our common stock during the quarter ended March 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 through January 31, 2008	55,134 (1)	$10.39	—	—
February 1, 2008 through February 29, 2008	—	—	—	—
March 1, 2008 through March 31, 2008	—	—	—	—

(1)	Pursuant to our dividend reinvestment plan, we directed our plan administrator to purchase 55,134 shares in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend for the fourth quarter of 2007.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2008.

PATRIOT CAPITAL FUNDING, INC.
By:	/s/ Richard P. Buckanavage
Richard P. Buckanavage
Chief Executive Officer and President

By:	/s/ William E. Alvarez, Jr.
William E. Alvarez, Jr.
Executive Vice President, Chief Financial Officer and Secretary