Form 10-Q
period 2008-06-30
Patriot Capital Funding, Inc.
filed 2008-08-08
CIK 1321560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of August 7, 2008 was 20,702,485.

PATRIOT CAPITAL FUNDING, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Patriot Capital Funding, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments (cost of $227,867,732 - 2008, $294,686,727 - 2007)	$218,344,290	$290,225,759
Affiliate investments (cost of $87,868,751 - 2008, $86,577,905 - 2007)	80,800,446	85,171,605
Control investments (cost of $23,517,554 - 2008, $6,980,389 - 2007)	23,265,964	9,328,389

Total investments	322,410,700	384,725,753
Cash and cash equivalents	1,102,733	789,451
Restricted cash	7,963,276	10,487,202
Interest receivable	1,357,563	1,758,954
Other assets	2,264,347	617,448

TOTAL ASSETS	$335,098,619	$398,378,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Borrowings	$116,100,000	$164,900,000
Interest payable	467,998	821,124
Dividends payable	6,831,820	6,814,650
Accounts payable, accrued expenses and other	3,077,175	4,245,350

TOTAL LIABILITIES	126,476,993	176,781,124

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 20,702,485 and 20,650,455 shares issued and outstanding at June 30, 2008, and December 31, 2007, respectively	207,024	206,504
Paid-in capital	234,624,380	233,722,593
Accumulated net investment loss	(1,912,061)	(1,912,061)
Distributions in excess of net investment income	(3,266,523)	(2,824,651)
Net realized loss on investments	(3,605,132)	(3,171,365)
Net unrealized depreciation on interest rate swaps	(545,582)	(762,365)
Net unrealized depreciation on investments	(16,880,480)	(3,660,971)

TOTAL STOCKHOLDERS’ EQUITY	208,621,626	221,597,684

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$335,098,619	$398,378,808

NET ASSET VALUE PER COMMON SHARE	$10.08	$10.73

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
INVESTMENT INCOME
Interest and dividends:
Non-control/non-affiliate investments	$7,133,671	$7,535,657	$15,432,004	$15,114,605
Affiliate investments	2,498,499	1,214,881	5,012,922	1,834,114
Control investments	499,659	—	678,125	—

Total interest and dividend income	10,131,829	8,750,538	21,123,051	16,948,719

Fees:
Non-control/non-affiliate investments	69,389	188,099	238,086	569,725
Affiliate investments	37,787	111,174	76,448	124,403
Control investments	35,000	—	41,250	—

Total fee income	142,176	299,273	355,784	694,128

Other investment income:
Non-control/non-affiliate investments	242,388	39,842	282,243	424,129
Control investments	138,026	—	138,026	—

Total other investment income	380,414	39,842	420,269	424,129

Total Investment Income	10,654,419	9,089,653	21,899,104	18,066,976

EXPENSES
Compensation expense	1,107,324	1,331,965	2,605,499	2,551,498
Interest expense	1,925,230	1,642,509	3,984,753	3,148,721
Professional fees	408,204	106,044	670,731	413,671
General and administrative expense	794,963	617,427	1,433,523	1,216,100

Total Expenses	4,235,721	3,697,945	8,694,506	7,329,990

Net Investment Income	6,418,698	5,391,708	13,204,598	10,736,986

NET REALIZED GAIN (LOSS) AND NET UNREALIZED APPRECIATION (DEPRECIATION)
Net realized loss or investments - control	(350,000)	—	(350,000)	—
Net realized gain (loss) on investments — non-control/non-affiliate	5,783	77,934	(83,767)	84,101
Net unrealized depreciation on investments - non-control/non-affiliate	(2,218,615)	(296,850)	(8,629,899)	(364,950)
Net unrealized appreciation (depreciation) on investments - affiliate	(3,070,018)	324,600	(5,662,008)	477,800
Net unrealized appreciation on investments — control	1,920,398	—	1,072,398	—
Net unrealized appreciation on interest rate swaps	969,634	185,472	216,783	122,144

Net Realized Gain (Loss) and Net Unrealized Appreciation (Depreciation)	(2,742,818)	291,156	(13,436,493)	319,095

NET INCOME (LOSS)	$3,675,880	$5,682,864	$(231,895)	$11,056,081

Earnings (loss) per share, basic	$0.18	$0.31	$(0.01)	$0.62

Earnings (loss) per share, diluted	$0.18	$0.31	$(0.01)	$0.61

Weighted average shares outstanding, basic	20,693,337	18,246,987	20,671,896	17,891,914

Weighted average shares outstanding, diluted	20,693,337	18,466,510	20,671,896	18,111,437

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Operations:
Net investment income	$13,204,598	$10,736,986
Net realized gain (loss) on investments	(433,767)	84,101
Net unrealized appreciation (depreciation) on investments	(13,219,509)	112,850
Net unrealized appreciation on interest rate swaps	216,783	122,144

Net increase (decrease) in net assets from operations	(231,895)	11,056,081

Stockholder transactions:
Distributions to stockholders from net investment income	(13,204,598)	(10,736,986)
Distributions in excess of net investment income	(441,872)	(935,427)

Net decrease in net assets from stockholder distributions	(13,646,470)	(11,672,413)

Capital share transactions:
Issuance of common stock	—	31,694,803
Common stock listing fees	(23,585)	—
Issuance of common stock under dividend reinvestment plan	540,064	871,477
Stock option compensation	385,828	330,669

Net increase in net assets from capital share transactions	902,307	32,896,949

Total increase (decrease) in net assets	(12,976,058)	32,280,617

Net assets at beginning of period	221,597,684	164,108,629

Net assets at end of period	$208,621,626	$196,389,246

Net asset value per common share	$10.08	$10.76

Common shares outstanding at end of period	20,702,485	18,252,774

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(231,895)	$11,056,081
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	268,963	214,104
Change in interest receivable	401,391	(208,552)
Realized (gain) loss on sale of investments	433,767	(84,101)
Unrealized (appreciation) depreciation on investments	13,219,509	(112,850)
Unrealized appreciation on interest rate swaps	(216,783)	(122,144)
Payment-in-kind interest and dividends	(2,899,860)	(1,770,022)
Stock-based compensation expense	385,828	330,669
Change in unearned income	(633,242)	270,397
Change in interest payable	(353,126)	13,287
Change in other assets	(17,370)	235,365
Change in accounts payable, accrued expenses and other	(1,713,757)	(750,582)

Net cash provided by operating activities	8,643,425	9,071,652

CASH FLOWS FROM INVESTING ACTIVITIES:
Funded investments	(9,691,406)	(86,981,250)
Principal repayments on investments	51,532,552	46,917,872
Proceeds from sale of investments	10,353,733	5,458,851
Purchases of furniture and equipment	(6,295)	(4,085)

Net cash provided by (used for) investing activities	52,188,584	(34,608,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	9,052,500	87,050,000
Repayments on borrowings	(57,852,500)	(82,857,000)
Net proceeds from sale of common stock	—	31,694,804
Common stock listing fees	(23,585)	—
Dividends paid	(13,089,236)	(9,864,867)
Deferred offering costs	(98,860)	(23,188)
Deferred financing costs	(1,030,972)	—
Decrease in restricted cash	2,523,926	951,530

Net cash provided by (used for) financing activities	(60,518,727)	26,951,279

NET INCREASE IN CASH AND CASH EQUIVALENTS	313,282	1,414,319

CASH AND CASH EQUIVALENTS AT:
Beginning of Period	789,451	4,211,643

End of Period	$1,102,733	$5,625,962

Supplemental information:
Interest paid	$4,337,879	$3,135,434

Non-cash investing activities:
Conversion of debt to equity	$5,159,567	$—

Non-cash financing activities:
Dividends reinvested in common stock	$540,064	$871,477
Dividends declared but not paid	6,831,820	5,840,888

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Schedule of Investments
June 30, 2008
(unaudited)

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Control investments:

Encore Legal Solutions, Inc. (Printing & Publishing)	Legal document management services	Junior Secured Term Loan A (8.2%, Due 12/10) (2) (3)	$4,010,866	$3,992,624	$3,992,624

		Junior Secured Term Loan B (11.2%, Due 12/10) (2) (3)	7,330,372	7,285,268	7,285,268

		Common Stock (4)		5,159,567	3,516,800

Fischbein, LLC (Machinery)	Designer and manufacturer of packaging equipment	Senior Subordinated Debt (16.5%, Due 5/13) (2) (3)	4,308,724	4,280,095	4,366,272

		Membership Interest — Class A (4)		2,800,000	4,105,000

Total Control investments (represents 7.2% of total investments at fair value)				$23,517,554	$23,265,964

Affiliate investments:

Aylward Enterprises, LLC (5) (Machinery)	Manufacturer of packaging equipment	Revolving Line of Credit (6.3%, Due 2/12) (3)	$3,700,000	$3,638,585	$3,638,585

		Senior Secured Term Loan A (7.0%, Due 2/12) (3)	8,105,938	7,998,860	7,998,860

		Senior Subordinated Debt (22.0%, Due 8/12) (2)	6,698,824	6,619,335	1,243,811

		Subordinated Member Note (8.0%, Due 2/13) (2)	145,516	145,516	—

		Membership Interest (4)		1,250,000	—

KTPS Holdings, LLC (Textiles & Leather)	Manufacturer and distributor of specialty pet products	Revolving Line of Credit (6.8%, Due 1/12) (3)	1,000,000	984,700	984,700

		Senior Secured Term Loan A (6.0%, Due 1/12) (3)	5,850,000	5,792,103	5,792,103

		Senior Secured Term Loan B (12.0%, Due 1/12) (3)	1,980,000	1,958,354	1,958,354

		Junior Secured Term Loan (15.0%, Due 3/12) (2) (3)	4,144,021	4,102,778	4,102,778

		Membership Interest — Class A (4)		730,020	798,200

		Membership Interest — Common (4)		—	428,900

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Nupla Corporation (Home & Office Furnishings, Housewares & Durable Consumer Products)	Manufacturer and marketer of professional high-grade fiberglass-handled striking and digging tools	Revolving Line of Credit (6.7%, Due 9/12) (3)	960,000	944,574	944,574

		Senior Secured Term Loan A (6.2%, Due 9/12) (3)	5,534,375	5,489,998	5,489,998

		Senior Subordinated Debt (14.0%, Due 3/13) (2)(3)	3,050,297	3,026,747	3,026,747

		Preferred Stock (2)		521,849	387,800

		Common Stock (4)		25,000	—

Smart, LLC (5) (Diversified/Conglomerate Service)	Provider of tuition management services	Revolving Line of Credit (6.9%, Due 8/11) (3)	870,000	829,250	829,250

		Senior Secured Term Loan A (7.6%, Due 6/11) (3)	3,525,000	3,490,142	3,490,142

		Senior Secured Term Loan B (16.5%, Due 2/12) (2) (3)	3,943,206	3,905,684	3,905,684

		Convertible Subordinated Note (22.0%, Due 8/12)	500,000	500,000	500,000

		Membership Interest — Class B (4)		1,000,000	494,900

Sport Helmets Holdings, LLC (5) (Personal & Nondurable Consumer Products)	Manufacturer of protective headgear	Senior Secured Term Loan A (6.5%, Due 12/13) (3)	4,500,000	4,438,342	4,438,342

		Senior Secured Term Loan B (7.0%, Due 12/13)(3)	7,500,000	7,392,542	7,360,342

		Senior Subordinated Debt (15.0%, Due 6/14) (2)	8,133,299	8,020,690	7,966,994

		Common Stock (4)		2,000,000	1,799,800

Vince & Associates Clinic Research, Inc. (Healthcare, Education & Childcare)	Provider of clinical testing services	Senior Secured Term Loan (6.5%, Due 11/12) (2) (3)	7,125,000	7,030,452	6,936,252

		Senior Subordinated Debt (15.0%, Due 5/13) (2)(3)	5,605,835	5,533,230	5,533,230

		Convertible Preferred Stock (4)		500,000	750,100

Total Affiliate investments (represents 25.1% of total investments at fair value)				$87,868,751	$80,800,446

Non-control/non-affiliate investments:

ADAPCO, Inc. (Ecological)	Distributor of specialty chemicals and contract application services	Revolving Line of Credit (9.3%, Due 7/11) (3)	$3,000,000	$2,980,841	$2,980,841

		Senior Secured Term Loan A (12.5%, Due 6/11) (3)	8,682,500	8,624,049	8,029,149
		Common Stock (4)		500,000	—

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value
Aircraft Fasteners International, LLC (Machinery)	Distributor of fasteners and related hardware for use in aerospace, electronics and defense industries	Senior Secured Term Loan (6.6%, Due 11/12) (3)	6,664,000	6,571,972	6,380,172

		Junior Secured Term Loan (14.0%, Due 5/13) (2) (3)	5,252,420	5,181,583	5,004,263

		Convertible Preferred Stock (2)		263,315	454,100

Allied Defense Group, Inc. (Aerospace & Defense)	Diversified defense company	Common Stock (4)		463,168	156,200

Arrowhead General Insurance Agency, Inc. (6) (Insurance)	Insurance agency and program specialist	Junior Secured Term Loan (9.7%, Due 2/13) (3)	5,000,000	5,000,000	3,750,000

Borga, Inc. (Mining, Steel, Iron & Nonprecious Metals)	Manufacturer of pre-fabricated metal building systems	Revolving Line of Credit (5.5%, Due 5/10) (3)	350,000	341,695	341,695

		Senior Secured Term Loan A (6.0%, Due 3/09) (3)	816,500	810,033	810,033

		Senior Secured Term Loan B (9.0%, Due 5/10) (3)	1,714,954	1,690,901	1,690,901

		Senior Secured Term Loan C (16.0%, Due 5/10) (2) (3)	7,953,275	7,895,140	7,895,140

		Common Stock Warrants (4)		12,775	—

Caleel + Hayden, LLC (5) (Personal & Nondurable Consumer Products)	Provider of proprietary branded professional skincare and cosmetic products to physicians and spa communities	Junior Secured Term Loan B (6.7%, Due 11/11) (3)	10,825,312	10,706,437	10,706,437

		Senior Subordinated Debt (14.5%, Due 11/12) (2) (3)	6,250,000	6,182,216	6,307,216

		Common Stock (4)		750,000	1,103,300

CS Operating, LLC (5) (Buildings & Real Estate)	Provider of maintenance, repair and replacement of HVAC, electrical, plumbing, and foundation repair	Revolving Line of Credit (6.3%, Due 1/13) (3)	200,000	193,677	193,677

		Senior Secured Term Loan A (6.9%, Due 7/12) (3)	2,067,564	2,039,002	2,018,538

		Senior Subordinated Debt (14.5%, Due 1/13) (2) (3)	2,559,372	2,525,687	2,486,815

Copperhead Chemical Company, Inc. (Chemicals, Plastics & Rubber)	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt (15.3%, Due 1/13) (2) (3)	3,599,522	3,567,469	3,567,469

Custom Direct, Inc. (6) (Printing & Publishing)	Direct marketer of checks and other financial products and services	Senior Secured Term Loan (5.5%, Due 12/13) (3)	1,856,763	1,592,672	1,466,809

		Junior Secured Term Loan (8.7%, Due 12/14) (3)	2,000,000	2,000,000	1,350,000

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Dover Saddlery, Inc. (Retail Stores)	Equestrian products catalog retailer	Common Stock (4)		148,200	122,300

Employbridge Holding Company (5) (6) (Personal, Food & Miscellaneous Services)	A provider of specialized staffing services	Junior Secured Term Loan (9.8%, Due 10/13) (3)	3,000,000	3,000,000	2,625,000

EXL Acquisition Corp. (Electronics)	Manufacturer of lab testing supplies	Senior Secured Term Loan A (5.8%, Due 3/11) (3)	4,086,623	4,058,039	3,972,416

		Senior Secured Term Loan B (6.3%, Due 3/12) (3)	4,753,796	4,700,289	4,600,693

		Senior Secured Term Loan C (6.8%, Due 3/12) (3)	2,932,029	2,889,250	2,827,821

		Senior Secured Term Loan D (15.0%, Due 3/12) (3)	6,893,099	6,827,252	6,827,252

		Common Stock — Class A (4)		2,475	195,000

		Common Stock — Class B (2)		266,571	268,599

Fairchild Industrial Products, Co. (Electronics)	Manufacturer of industrial controls and power transmission products	Senior Secured Term Loan A (6.3%, Due 7/10) (3)	1,972,469	1,954,758	1,954,758

		Senior Secured Term Loan B (7.9%, Due 7/11) (3)	4,581,250	4,545,624	4,545,624

		Senior Subordinated Debt (14.8%, Due 7/11) (2)(3)	5,460,000	5,409,893	5,409,893

		Preferred Stock — Class A (2)		340,638	342,100

		Common Stock — Class B (4)		121,598	450,800

Impact Products, LLC (Machinery)	Distributor of janitorial supplies	Junior Secured Term Loan (8.5%, Due 9/12) (3)	8,931,250	8,871,317	8,404,067

		Senior Subordinated Debt (15.0%, Due 9/12) (2) (3)	5,547,993	5,513,691	5,513,691

Keltner Enterprises, LLC (5) (Oil & Gas)	Distributor of automotive oils, chemicals and parts	Senior Subordinated Debt (14.0%, Due 12/11) (3)	3,850,000	3,839,116	3,839,116

L.A. Spas, Inc. (Chemicals, Plastics & Rubber)	Manufacturer of above ground spas	Senior Subordinated Debt (17.5%, Due 1/10) (2) (3)	7,788,849	7,754,030	7,754,030

		Common Stock Warrants (4)		3,487	—

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

LHC Holdings Corp. (Healthcare, Education & Childcare)	Provider of home healthcare services	Senior Secured Term Loan A (6.5%, Due 11/12) (3)	4,857,750	4,801,984	4,737,634

		Senior Subordinated Debt (14.5%, Due 5/13) (3)	4,565,000	4,512,593	4,435,693

		Membership Interest (4)		125,000	157,400

Mac & Massey Holdings, LLC (Grocery)	Broker and distributor of ingredients to manufacturers of food products	Senior Subordinated Debt (16.5%, Due 2/13) (2)(3)	7,684,718	7,652,439	7,652,439

		Common Stock (4)		247,284	247,800

Metrologic Instruments, Inc. (6) (Electronics)	Manufacturer of imaging and scanning equipment	Senior Secured Term Loan (7.0%, Due 4/14) (3)	987,500	987,500	987,500

		Junior Secured Term Loan (10.3%, Due 4/15)	1,000,000	1,000,000	1,000,000

Northwestern Management Services, LLC (Healthcare, Education & Childcare)	Provider of dental services	Senior Secured Term Loan A (6.5%, Due 12/12) (3)	5,790,000	5,734,148	5,662,748

		Senior Secured Term Loan B (7.0%, Due 12/12) (3)	1,243,750	1,231,566	1,216,316

		Junior Secured Term Loan (15.0%, Due 6/13) (2)(3)	2,796,161	2,769,708	2,769,708

		Common Stock (4)		500,000	357,100

Prince Mineral Company, Inc. (Metals & Minerals)	Manufacturer of pigments	Junior Secured Term Loan (7.9%, Due 12/12) (3)	11,325,000	11,167,167	10,400,767

		Senior Subordinated Debt (14.0%, Due 7/13) (2) (3)	11,973,462	11,843,147	11,427,985

Quartermaster, Inc. (Retail Stores)	Retailer of uniforms and tactical equipment to law enforcement and security professionals	Revolving Line of Credit (7.3%, Due 12/10) (3)	1,450,000	1,426,580	1,426,580

		Senior Secured Term Loan A (7.7%, Due 12/10) (3)	3,687,750	3,650,035	3,650,035

		Senior Secured Term Loan B (8.9%, Due 12/10) (3)	2,556,250	2,534,495	2,534,495

		Senior Secured Term Loan C (15.0%, Due 12/11) (2) (3)	3,348,281	3,320,150	3,320,150

R-O-M Corporation (Automobile)	Manufacturer of doors, ramps and bulk heads for fire trucks and food transportation	Senior Secured Term Loan A (5.5%, Due 2/13) (3)	7,040,000	6,970,950	6,789,950

		Senior Secured Term Loan B (6.8%, Due 5/13) (3)	8,421,750	8,324,632	8,108,182

		Senior Subordinated Debt (15.0%, Due 8/13) (2)	9,100,000	9,001,415	9,001,415

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Sidump’r Trailer Company, Inc. (Automobile)	Manufacturer of side dump trailers	Revolving Line of Credit (7.5%, Due 1/11) (3)	2,200,000	2,180,582	2,180,582

		Senior Secured Term Loan A (6.0%, Due 1/11) (3)	2,047,500	2,032,500	2,032,500

		Senior Secured Term Loan B (9.0%, Due 1/11) (3)	2,320,625	2,298,021	1,901,396

		Senior Secured Term Loan C (15.0%, Due 7/11) (2) (3)	3,279,374	3,251,221	—

		Senior Subordinated Debt (12.0%, Due 1/12) (3)	75,000	75,000	—

		Preferred Stock (2)		90,730	—

		Common Stock (4)		25	—

Total Non-control/non-affiliate investments (represents 67.7% of total investments at fair value)				$227,867,732	$218,344,290

Total Investments				$339,254,037	$322,410,700

(1)	Affiliate investments are generally defined under the Investment Company Act of 1940, as amended (the “1940 Act”), as companies in which the Company owns at least 5% but not more than 25% of the voting securities of the company. Control investments are generally defined under the 1940 Act as companies in which the Company owns more than 25% of the voting securities of the company or has greater than 50% representation on its board.

(2)	Amount includes payment-in-kind (PIK) interest or dividends.

(3)	Pledged as collateral under the Company’s Securitization Facility. See Note 4 to Consolidated Financial Statements.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.

(6)	Syndicated investment which has been originated by another financial institution and broadly distributed.
See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.
Consolidated Schedule of Investments
December 31, 2007

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Control investments:

Fischbein, LLC (Machinery)	Designer and manufacturer of packaging equipment	Senior Subordinated Debt (16.5%, Due 5/13) (2) (3)	$4,211,988	$4,180,389	$4,180,389

		Membership Interest — Class A (4)		2,800,000	5,148,000

Total Control investments (represents 2.4% of total investments at fair value)				$6,980,389	$9,328,389

Affiliate investments:

Aylward Enterprises, LLC (5) (Machinery)	Manufacturer of packaging equipment	Revolving Line of Credit (8.7%, Due 2/12) (3)	$3,700,000	$3,630,012	$3,630,012

		Senior Secured Term Loan A (9.5%, Due 2/12) (3)	8,292,188	8,162,724	8,162,724

		Senior Subordinated Debt (14.5%, Due 8/12) (2)	6,424,702	6,335,464	6,335,464

		Membership Interest (4)		1,250,000	—

KTPS Holdings, LLC (Textiles & Leather)	Manufacturer and distributor of specialty pet products	Revolving Line of Credit (8.2%, Due 1/12) (3)	300,000	282,562	282,562

		Senior Secured Term Loan A (8.4%, Due 1/12) (3)	6,012,500	5,941,886	5,941,886

		Senior Secured Term Loan B (12.0%, Due 1/12) (3)	1,985,000	1,960,952	1,960,952

		Junior Secured Term Loan (15.0%, Due 3/12) (2) (3)	4,081,878	4,035,122	4,035,122

		Membership Interest — Class A (4)		730,020	769,000

		Membership Interest — Common(4)		19,980	87,900

Nupla Corporation (Home & Office Furnishings, Housewares & Durable Consumer Products)	Manufacturer and marketer of professional high-grade fiberglass-handled striking and digging tools	Revolving Line of Credit (9.5%, Due 9/12) (3)	550,000	532,725	532,725

		Senior Secured Term Loan A (8.8%, Due 9/12) (3)	5,678,125	5,628,411	5,628,411

		Senior Subordinated Debt (14.0%, Due 3/13) (2)	3,019,688	2,993,614	2,993,614

		Preferred Stock (2)		493,427	493,427

		Common Stock (4)		25,000	38,300

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Smart, LLC (5) (Diversified/Conglomerate Service)	Provider of tuition management services	Revolving Line of Credit (12.3%, Due 8/11) (3)	870,000	822,799	822,799

		Senior Secured Term Loan A (12.3%, Due 8/11) (3)	3,862,500	3,817,733	3,817,733

		Senior Secured Term Loan B (19.0%, Due 2/12) (2) (3)	3,668,965	3,626,308	3,626,308

		Convertible Subordinated Note (22.0%, Due 8/12)	250,000	250,000	250,000

		Membership Interest - Class B (4)		1,000,000	729,100

Sport Helmets Holdings, LLC (5) (Personal & Nondurable Consumer Products)	Manufacturer of protective headgear	Senior Secured Term Loan A (9.0%, Due 12/13)	4,500,000	4,431,440	4,431,440

		Senior Secured Term Loan B (9.5%, Due 12/13)	7,500,000	7,385,336	7,385,336

		Senior Subordinated Debt (15.0%, Due 6/14) (2)	8,011,333	7,889,250	7,889,250

		Common Stock (4)		2,000,000	1,901,500

Vince & Associates Clinic Research, Inc. (Healthcare, Education & Childcare)	Provider of clinical testing services	Senior Secured Term Loan (10.0%, Due 11/12) (2) (3)	7,500,000	7,391,657	7,391,657

		Senior Subordinated Debt (15.0%, Due 5/13) (2)	5,521,561	5,441,483	5,441,483

		Convertible Preferred Stock (4)		500,000	592,900

Total Affiliate investments (represents 22.1% of total investments at fair value)				$86,577,905	$85,171,605

Non-control/non-affiliate investments:

ADAPCO, Inc. (Ecological)	Distributor of specialty chemicals and contract application services	Revolving Line of Credit (9.0%, Due 7/11) (3)	$2,200,000	$2,177,697	$2,177,697

		Senior Secured Term Loan A (10.5%, Due 6/11) (3)	13,016,250	12,916,093	12,216,143

		Common Stock (4)		500,000	—

Aircraft Fasteners International, LLC (Machinery)	Distributor of fasteners and related hardware for use in aerospace, electronics and defense industries	Senior Secured Term Loan (8.3%, Due 11/12) (3)	6,800,000	6,697,869	6,697,869
		Junior Secured Term Loan (14.0%, Due 5/13) (2) (3)	5,200,000	5,121,815	5,121,815

		Convertible Preferred Stock (2)		253,342	341,800

Allied Defense Group, Inc. (Aerospace & Defense)	Diversified defense company	Common Stock (4)		463,168	161,600

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Arrowhead General Insurance Agency, Inc. (6) (Insurance)	Insurance agency and program specialist	Junior Secured Term Loan (12.1%, Due 2/13) (3)	5,000,000	5,000,000	4,500,000

Borga, Inc. (Mining, Steel, Iron & Nonprecious Metals)	Manufacturer of pre-fabricated metal building systems	Senior Secured Term Loan A (8.8%, Due 3/09) (3)	1,321,000	1,309,581	1,309,581

		Senior Secured Term Loan B (11.8%, Due 5/10) (3)	1,785,250	1,755,679	1,755,679

		Senior Secured Term Loan C (16.0%, Due 5/10) (2) (3)	7,794,323	7,720,404	7,720,404

		Common Stock Warrants (4)		10,746	—

Caleel + Hayden, LLC (5) (Personal & Nondurable Consumer Products)	Provider of proprietary branded professional skincare and cosmetic products to physicians and spa communities	Junior Secured Term Loan B (9.6%, Due 11/11) (3)	10,879,062	10,745,564	10,745,564

		Senior Subordinated Debt (14.5%, Due 11/12) (2) (3)	6,250,000	6,174,425	6,174,425

		Common Stock (4)		750,000	1,058,600

Cheeseworks, Inc. (Grocery)	Distributor of specialty cheese and food products	Revolving Line of Credit (7.6%, Due 6/11) (3)	5,080,219	4,984,386	4,984,386

		Senior Secured Term Loan (10.7%, Due 6/11) (3)	10,648,560	10,512,576	10,512,576

CS Operating, LLC (5) (Buildings & Real Estate)	Provider of maintenance, repair and replacement of HVAC, electrical, plumbing, and foundation repair	Senior Secured Term Loan A (9.1%, Due 7/12) (3)	2,325,000	2,290,500	2,290,500
		Senior Subordinated Debt (14.5%, Due 1/13) (2) (3)	2,527,328	2,490,326	2,490,326

Copperhead Chemical Company, Inc. (Chemicals, Plastics & Rubber)	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt (15.3%, Due 1/13) (2) (3)	3,540,943	3,505,378	3,505,378

Custom Direct, Inc. (6) (Printing & Publishing)	Direct marketer of checks and other financial products and services	Junior Secured Term Loan (10.8%, Due 12/14) (3)	2,000,000	2,000,000	1,750,000

Dover Saddlery, Inc. (Retail Stores)	Equestrian products catalog retailer	Common Stock (4)		148,200	129,200

Eight O’Clock Coffee Company (6) (Beverage, Food & Tobacco)	Manufacturer, distributor, and marketer of coffee	Junior Secured Term Loan (11.4%, Due 7/13) (3)	9,000,000	9,000,000	9,000,000

Employbridge Holding Company(5) (6) (Personal, Food & Miscellaneous Services)	A provider of specialized staffing services	Junior Secured Term Loan (11.8%, Due 10/13) (3)	3,000,000	3,000,000	2,910,000

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Encore Legal Solutions, Inc. (Printing & Publishing)	Legal document management services	Junior Secured Term Loan A (10.7%, Due 6/10) (2) (3)	3,949,437	3,925,802	3,925,802

		Junior Secured Term Loan B (10.8%, Due 6/10) (2) (3)	7,193,143	7,138,192	7,138,192

		Senior Subordinated Debt (15.0%, Due 6/10) (2) (3)	5,926,861	5,889,187	3,489,226

		Common Stock Warrants (4)		219,791	—

EXL Acquisition Corp. (Electronics)	Manufacturer of lab testing supplies	Senior Secured Term Loan A (8.4%, Due 3/11) (3)	4,800,000	4,761,933	4,761,933

		Senior Secured Term Loan B (8.9%, Due 3/12) (3)	4,851,840	4,792,326	4,792,326

		Senior Secured Term Loan C (9.4%, Due 3/12) (3)	2,992,500	2,944,981	2,944,981

		Senior Secured Term Loan D (15.0%, Due 3/12) (3)	7,000,000	6,925,241	6,925,241

		Common Stock — Class A (4)		2,475	123,900

		Common Stock — Class B (2)		254,057	255,325

Fairchild Industrial Products, Co. (Electronics)	Manufacturer of industrial controls and power transmission products	Senior Secured Term Loan A (8.3%, Due 7/10) (3)	5,580,000	5,531,331	5,531,331

		Senior Secured Term Loan B (10.0%, Due 7/11) (3)	9,325,000	9,239,973	9,239,973

		Senior Subordinated Debt (14.8%, Due 7/11) (2)	5,460,000	5,401,721	5,401,721

		Preferred Stock — Class A (2)		327,879	327,879

		Common Stock — Class B (4)		121,598	293,200

Impact Products, LLC (Machinery)	Distributor of janitorial supplies	Junior Secured Term Loan (9.5%, Due 9/12) (3)	8,968,750	8,903,106	8,903,106

		Senior Subordinated Debt (13.5%, Due 9/12) (2) (3)	5,547,996	5,509,594	5,509,594

Innovative Concepts in Entertainment, Inc. (Personal & Nondurable Consumer Products)	Manufacturer of coin operated games	Junior Secured Term Loan A (9.0%, Due 2/11) (3)	4,312,500	4,292,854	4,292,854

		Junior Secured Term Loan B (9.5%, Due 2/11) (3)	3,537,000	3,519,896	3,519,896

		Junior Secured Term Loan C (13.0%, Due 8/11) (3)	3,900,000	3,881,940	3,881,940

Keltner Enterprises, LLC (5) (Oil & Gas)	Distributor of automotive oils, chemicals and parts	Senior Subordinated Debt (14.0%, Due 12/11) (3)	3,850,000	3,837,555	3,837,555

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

L.A. Spas, Inc. (Chemicals, Plastics & Rubber)	Manufacturer of above ground spas	Senior Subordinated Debt (15.5%, Due 1/10) (2) (3)	7,271,249	7,225,464	7,225,464

		Common Stock Warrants (4)		3,009	—

LHC Holdings Corp. (Healthcare, Education & Childcare)	Provider of home healthcare services	Revolving Line of Credit (8.8%, Due 11/12) (3)	300,000	287,369	287,369

		Senior Secured Term Loan A (8.8%, Due 11/12) (3)	5,100,000	5,035,888	5,035,888

		Senior Subordinated Debt (14.5%, Due 5/13)	4,565,000	4,507,250	4,507,250

		Membership Interest (4)		125,000	120,500

Mac & Massey Holdings, LLC (Grocery)	Broker and distributor of ingredients to manufacturers of food products	Senior Subordinated Debt (16.5%, Due 2/13) (2)	7,438,280	7,402,496	7,402,496

		Common Stock (4)		250,000	388,200

Metrologic Instruments, Inc. (6) (Electronics)	Manufacturer of imaging and scanning equipment	Senior Secured Term Loan (7.8%, Due 4/14) (3)	992,500	992,500	942,900

		Junior Secured Term Loan (11.1%, Due 12/15)	1,000,000	1,000,000	930,000

Nice-Pak Products, Inc. (6) (Containers, Packaging & Glass)	Manufacturer of pre-moistened wipes	Senior Secured Term Loan (8.5%, Due 6/14) (3)	2,985,000	2,985,000	2,895,500

Northwestern Management Services, LLC (Healthcare, Education & Childcare)	Provider of dental services	Senior Secured Term Loan A (8.9%, Due 12/12) (3)	6,000,000	5,936,612	5,936,612

		Senior Secured Term Loan B (9.4%, Due 12/12) (3)	1,250,000	1,236,744	1,236,744

		Junior Secured Term Loan (15.0%, Due 6/13) (2)	2,754,125	2,724,995	2,724,995

		Common Stock (4)		500,000	504,400

Prince Mineral Company, Inc. (Metals & Minerals)	Manufacturer of pigments	Junior Secured Term Loan (9.9%, Due 12/12) (3)	11,375,000	11,203,941	11,203,941

		Senior Subordinated Debt (14.0%, Due 7/13) (2) (3)	11,913,159	11,768,249	11,768,249

Quartermaster, Inc. (Retail Stores)	Retailer of uniforms and tactical equipment to law enforcement and security professionals	Revolving Line of Credit (9.5%, Due 12/10) (3)	500,000	471,887	471,887

		Senior Secured Term Loan A (9.4%, Due 12/10) (3)	4,276,250	4,228,116	4,228,116

		Senior Secured Term Loan B (10.6%, Due 12/10) (3)	2,568,750	2,542,846	2,542,846

		Senior Secured Term Loan C (15.0%, Due 12/11) (2) (3)	3,298,069	3,265,862	3,265,862

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

R-O-M Corporation (Automobile)	Manufacturer of doors, ramps and bulk heads for fire trucks and food transportation	Senior Secured Term Loan A (8.0%, Due 2/13) (3)	7,440,000	7,359,023	7,359,023

		Senior Secured Term Loan B (9.3%, Due 5/13) (3)	8,464,500	8,359,596	8,359,596

		Senior Subordinated Debt (15.0%, Due 8/13) (2)	9,100,000	8,991,761	8,991,761

Sidump’r Trailer Company, Inc. (Automobile)	Manufacturer of side dump trailers	Revolving Line of Credit (9.8%, Due 1/11) (3)	1,675,000	1,651,732	1,651,732

		Senior Secured Term Loan A (8.5%, Due 1/11) (3)	2,047,500	2,028,320	2,028,320

		Senior Secured Term Loan B (11.5%, Due 1/11) (3)	2,320,625	2,294,336	2,294,336

		Senior Secured Term Loan C (15.0%, Due 7/11) (2) (3)	3,230,074	3,197,254	3,197,254

		Senior Subordinated Debt (12.0%, Due 1/12) (3)	75,000	75,000	75,000

		Preferred Stock (2)		87,271	—

		Common Stock (4)		25	—

Total Non-control/non-affiliate investments (represents 75.5% of total investments at fair value)				$294,686,727	$290,225,759

Total Investments				$388,245,021	$384,725,753

(1)	Affiliate investments are generally defined under the Investment Company Act of 1940, as amended (the “1940 Act”), as companies in which the Company owns at least 5% but not more than 25% of the voting securities of the company. Control investments are generally defined under the 1940 Act as companies in which the Company owns more than 25% of the voting securities of the company or has greater than 50% representation on its board.

(2)	Amount includes payment-in-kind (PIK) interest or dividends.

(3)	Pledged as collateral under the Company’s Securitization Facility. See Note 4 to Consolidated Financial Statements.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.

(6)	Syndicated investment which has been originated by another financial institution and broadly distributed.
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
Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is permitted. Because SFAS 161 impacts the Company’s disclosure and not its accounting treatment for derivative instruments and related hedged items, the Company’s adoption of SFAS 161 is not expected to impact the results of operations or financial condition.
In June 2008, FASB issued Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FASB Staff Position (“FSP”) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The Company will adopt this statement effective January 1, 2009. The Company is currently analyzing the effect on EPS from the adoption of this statement.
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
Dividends Paid
Distributions to stockholders are recorded on the declaration date. The Company is required to pay out to its stockholders at least 90% of its net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses for each taxable year in order to be eligible for the tax benefits allowed to a RIC under Subchapter M of the Code. It is the policy of the Company to pay out as a dividend all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on management’s estimate of the Company’s annual taxable income. Based on that estimate, a dividend is declared and paid each quarter. At its tax year-end the Company may pay a bonus distribution, in addition to the quarterly distributions, to ensure that it has paid out at least 90% of its net ordinary taxable income and net realized short-term capital gains in excess of net realized long-term capital losses for the year.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current presentation.
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
At June 30, 2008 and December 31, 2007, investments consisted of the following:

	June 30, 2008		December 31, 2007
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$321,432,335	$306,274,501	$375,410,033	$371,261,022
Investments in equity securities	17,821,702	16,136,199	12,834,988	13,464,731

Total	$339,254,037	$322,410,700	$388,245,021	$384,725,753

At June 30, 2008 and December 31, 2007, $123.9 million and $138.0 million, respectively, of the Company’s portfolio investments at fair value were at fixed rates, which represented approximately 38% and 36%, respectively, of the Company’s total portfolio of investments at fair value. The Company generally structures its subordinated debt at fixed rates, while most of its senior secured and junior secured loans are at variable rates determined on the basis of a benchmark LIBOR or prime rate. The Company’s loans generally have stated maturities ranging from 4 to 7.5 years.
At June 30, 2008 and December 31, 2007, the Company had equity investments and warrant positions designed to provide the Company with an opportunity for an enhanced internal rate of return. These instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains.

During the three months ended June 30, 2008, the Company realized a loss of $344,000 on investments principally from the cancellation of warrants in which the Company had previously recorded unrealized depreciation on the entire warrant balance. During the six months ended June 30, 2008, the Company realized a net loss of $434,000 from the sale of one portfolio debt investment and cancellation of warrants during the second quarter of 2008. During the three and six months ended June 30, 2007, the Company realized a gain of $78,000 and $84,000, respectively, on the sale of portfolio investments. During the three and six months ended June 30, 2008 the Company recorded unrealized depreciation of $3.4 million and $13.2 million, respectively, and during the three and six months ended June 30, 2007, the Company recorded unrealized appreciation of $28,000 and $113,000, respectively.
The composition of the Company’s investments as of June 30, 2008 and December 31, 2007 at cost and fair value was as follows:

	June 30, 2008				December 31, 2007
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Senior Secured Debt	$160,353,144	47.2%	$154,850,773	48.0%	$190,048,200	49.0%	$189,209,150	49.2%
Junior Secured Debt	65,076,882	19.2	61,390,912	19.1	85,493,227	22.0	84,583,227	22.0
Subordinated Debt	96,002,309	28.3	90,032,816	27.9	99,868,606	25.7	97,468,645	25.3
Warrants / Equity	17,821,702	5.3	16,136,199	5.0	12,834,988	3.3	13,464,731	3.5

Total	$339,254,037	100.0%	$322,410,700	100.0%	$388,245,021	100.0%	$384,725,753	100.0%

(1)	Represents percentage of total portfolio.
The composition of the Company’s investment portfolio by industry sector, using Moody’s Industry Classifications as of June 30, 2008 and December 31, 2007 at cost and fair value was as follows:

	June 30, 2008				December 31, 2007
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Machinery	$53,134,269	15.6%	$47,108,821	14.6%	$52,844,315	13.6%	$54,030,773	14.0%
Personal & Nondurable Consumer Products	39,490,227	11.6	39,682,431	12.3	51,070,705	13.2	51,280,805	13.3
Automobile	34,225,076	10.1	30,014,025	9.3	34,044,318	8.8	33,957,022	8.8
Electronics	33,103,887	9.8	33,382,456	10.4	42,296,015	10.9	42,470,710	11.0
Health Care, Education & Childcare	32,738,681	9.6	32,556,181	10.1	33,686,998	8.7	33,779,798	8.8
Metals & Minerals	23,010,314	6.8	21,828,752	6.8	22,972,190	5.9	22,972,190	6.0
Printing & Publishing	20,030,131	6.0	17,611,501	5.5	19,172,972	4.9	16,303,220	4.2
Textiles & Leather	13,567,955	4.0	14,065,035	4.4	12,970,522	3.3	13,077,422	3.4
Ecological	12,104,890	3.6	11,009,990	3.4	15,593,790	4.0	14,393,840	3.7
Chemicals, Plastic & Rubber	11,324,986	3.3	11,321,499	3.5	10,733,851	2.8	10,730,842	2.8
Retail Stores	11,079,460	3.3	11,053,560	3.4	10,656,911	2.7	10,637,911	2.8
Mining, Steel, Iron & Nonprecious Metals	10,750,544	3.2	10,737,769	3.3	10,796,410	2.8	10,785,664	2.8
Housewares & Durable Consumer Products	10,008,168	2.9	9,849,119	3.0	9,673,177	2.5	9,686,477	2.5
Diversified/Conglomerate Service	9,725,076	2.9	9,219,976	2.9	9,516,840	2.4	9,245,940	2.4
Grocery	7,899,723	2.3	7,900,239	2.4	23,149,458	6.0	23,287,658	6.1
Insurance	5,000,000	1.5	3,750,000	1.2	5,000,000	1.3	4,500,000	1.2
Buildings & Real Estate	4,758,366	1.4	4,699,030	1.4	4,780,826	1.2	4,780,826	1.2
Oil & Gas	3,839,116	1.1	3,839,116	1.2	3,837,555	1.0	3,837,555	1.0
Personal, Food & Miscellaneous Services	3,000,000	0.9	2,625,000	0.8	3,000,000	0.8	2,910,000	0.8
Aerospace & Defense	463,168	0.1	156,200	0.1	463,168	0.1	161,600	0.1
Beverage, Food & Tobacco	—	—	—	—	9,000,000	2.3	9,000,000	2.3
Containers, Packaging & Glass	—	—	—	—	2,985,000	0.8	2,895,500	0.8

Total	$339,254,037	100.0%	$322,410,700	100.0%	$388,245,021	100.0%	$384,725,753	100.0%

(1)	Represents percentage of total portfolio.
As required by the 1940 Act, the Company classifies its investments by level of control. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act. The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company. “Non-Control/Non-Affiliate Investments” are those investments that are neither Control Investments nor Affiliate Investments. At June 30, 2008 and December 31, 2007, the Company owned greater than 5% but less than 25% of the voting securities in six investments. At June 30, 2008 and December 31, 2007, the Company owned 25% or more of the voting securities in two and one investments, respectively.
Note 3. Fair Value Measurements
The Company accounts for its portfolio investments and interest rate swaps at fair value. As a result, the Company adopted the provisions of SFAS No. 157 in the first quarter of 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. SFAS 157 defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligator, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

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
The following table presents the financial instruments carried at fair value as of June 30, 2008, by caption on the Consolidated Balance Sheet for each of the three levels of hierarchy established by SFAS 157.

	As of June 30, 2008
		Internal Models with	Internal Models with	Total Fair Value
	Quoted Market Prices	Significant Observable	Significant Unobservable	Reported in
	in Active Markets	Market Parameters	Market Parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet

Non-affiliate investments	$278,500	$11,179,309	$206,886,481	$218,344,290
Affiliate investments	—	—	80,800,446	80,800,446
Control investments	—	—	23,265,964	23,265,964

Total investments at fair value	$278,500	$11,179,309	$310,952,891	$322,410,700

The following table provides a roll-forward in the changes in fair value from December 31, 2007 to June 30, 2008, for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors, are the most significant to the overall fair value measurement. However, Level 3 financial instruments also typically include, in addition to the unobservable or Level 3 components, observable components (that is, Level 1 and Level 2 components that are actively quoted and can be validated to external sources). Accordingly, the appreciation (depreciation) in the table below includes changes in fair value due in part to observable Level 1 and Level 2 factors that are part of the valuation methodology.

	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate	Affiliate	Control
	Investments	Investments	Investments	Total

Fair Value December 31, 2007	$267,006,559	$85,171,605	$9,328,389	$361,506,553
Total realized gains (losses)	—	—	(350,000)	(350,000)
Change in unrealized depreciation	(7,265,836)	(5,662,008)	1,072,398	(11,855,446)
Purchases, issuances, settlements and other, net	(52,854,242)	1,290,849	13,215,177	(38,348,216)
Transfers in (out) of Level 3	—	—	—	—

Fair value as of June 30, 2008	$206,886,481	$80,800,446	$23,265,964	$310,952,891

Concurrent with its adoption of SFAS 157, effective January 1, 2008, the Company augmented its valuation techniques to estimate the fair value of its debt investments where there is not a readily available market value (Level 3). Prior to January 1, 2008, the Company estimated the fair value of its Level 3 debt investments by first estimating the enterprise value of the portfolio company which issued the debt investment. To estimate the enterprise value of a portfolio company, the Company analyzed various factors, including the portfolio company’s historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA (Earning Before Interest, Taxes, Depreciation and Amortization), cash flow, net income, revenues or, in limited instances, book value.
In estimating a multiple to use for valuation purposes, the Company primarily looked to private merger and acquisition statistics, discounted public trading multiples or industry practices. In some cases, the valuation may be based on a combination of valuation methodologies including but not limited to multiple based, discounted cash flow and liquidation analyses.

If there was adequate enterprise value to support the repayment of the Company’s debt, the fair value of the Level 3 loan or debt security normally corresponded to cost plus the amortized original issue discount unless the borrower’s condition or other factors lead to a determination of fair value at a different amount.
Beginning on January 1, 2008, the Company also introduced a bond-yield model to value these investments based on the present value of expected cash flows. The primary inputs into the model are market interest rates for debt with similar characteristics and an adjustment for the portfolio company’s credit risk. The credit risk component of the valuation considers several factors including financial performance, business outlook, debt priority and collateral position. During the three and six months ended June 30, 2008, the Company recorded net unrealized depreciation of $3.4 million and $13.2 million, respectively, on its investments, and during the three and six months ended June 30, 2007, the Company recorded unrealized appreciation of $28,000 and $113,000, respectively. For the six months ended June 30, 2008, a portion of the Company’s net unrealized depreciation, approximately $1.4 million, resulted from net decreases in the quoted market prices on its syndicated loan portfolio as a result of disruption in the financial credit markets for broadly syndicated loans; approximately $7.8 million, resulted from a decline in the financial performance of our portfolio companies; and approximately $4.0 million, resulted from the adoption of SFAS 157.
Note 4. Borrowings
On September 18, 2006, the Company, through a consolidated wholly-owned bankruptcy remote, special purpose subsidiary, entered into an amended and restated securitization revolving credit facility (the “Securitization Facility”) with an entity affiliated with BMO Capital Markets Corp. (formerly known as Harris Nesbitt Corp.). The Securitization Facility allowed the special purpose subsidiary to borrow up to $140 million through the issuance of notes to a multi-seller commercial paper conduit administered by the affiliated entity. On May 2, 2007, the Company amended the Securitization Facility to lower the interest rate payable on any outstanding borrowings under the Securitization Facility from the commercial paper rate plus 1.35% to the commercial paper rate plus 1.00% during the period of time the Company was permitted to make draws under the Securitization Facility. The amendment also reduced or eliminated certain restrictions pertaining to certain loan covenants. On August 31, 2007, the Company amended the Securitization Facility to increase its borrowing capacity thereunder by $35 million. The amendment also extended the commitment termination date from July 23, 2009 to July 22, 2010 and reduced or eliminated certain restrictions pertaining to certain loan covenants. The Securitization Facility provided for the payment by the Company to the lender of a monthly fee equal to 0.25% per annum on the unused amount of the Securitization Facility.
On April 11, 2008, the Company entered into a second amended and restated securitization revolving credit facility (the “Amended Securitization Facility”) with an entity affiliated with BMO Capital Markets Corp. and Branch Banking and Trust Company. The Amended Securitization Facility amended and restated the Securitization Facility to, among other things: (i) increase the borrowing capacity from $175 million to $225 million; (ii) extend the date until which the Company is allowed to make draws thereunder from July 22, 2010 to April 11, 2011 (unless extended prior to such date for an additional 364-day period with the consent of the lenders thereto); (iii) increase the interest rate payable under the facility from the commercial paper rate plus 1.00% to the commercial paper rate plus 1.75% on up to $175 million of outstanding borrowings and the LIBOR rate plus 1.75% on up to $50 million of outstanding borrowings; and (iv) increase the unused commitment fee from 0.25% per annum to 0.30% per annum.
If the Amended Securitization Facility is not extended, any principal amounts then outstanding will be due on April 11, 2011. The Company can use the proceeds of the Amended Securitization Facility to fund loan origination activities and for general corporate purposes. Each loan origination under the Amended Securitization Facility will be subject to the satisfaction of certain conditions.
Similar to the Securitization Facility, the Amended Securitization Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. These restrictions may affect the amount of notes the Company’s special purpose subsidiary may issue from time to time. The Amended Securitization Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Amended Securitization Facility. The Amended Securitization Facility is secured by all of the loans held by the Company’s special purpose subsidiary and, at June 30, 2008, the Company was in compliance with all covenants.
In connection with the origination and amendment of the Securitization Facility and the Amended Securitization Facility, the Company incurred $2.4 million of fees which is being amortized over the term of the facility.

At June 30, 2008 and December 31, 2007, $116.1 million and $164.9 million, respectively, of borrowings were outstanding under the facility. The weighted average interest rate during the six months ended June 30, 2008 and 2007 was 5.1% and 6.5%, respectively. At June 30, 2008, the interest rate was 4.5%. Interest expense for the three and six months ended June 30, 2008 and 2007 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest charges	$1,733,144	$1,544,512	$3,719,520	$2,946,074
Amortization of debt issuance costs	131,728	70,059	190,632	140,118
Unused facility fees	60,358	27,938	74,601	62,529

Total	$1,925,230	$1,642,509	$3,984,753	$3,148,721

Since 2006, the Company, through its special purpose subsidiary, has entered into seven interest rate swap agreements. The swap agreements have a fixed rate range of 3.3% to 5.2% on an initial notional amount of $44.6 million. The swap agreements expire five years from issuance. The swaps were put into place to hedge against changes in variable interest payments on a portion of the Company’s outstanding borrowings. For the three and six months ended June 30, 2008, net unrealized appreciation attributed to the swaps were approximately $970,000 and $217,000, respectively, and for the three and six months ended June 30, 2007, net unrealized appreciation attributed to the swaps were approximately $185,000 and $122,000, respectively. While hedging activities may insulate the Company against adverse changes in interest rates, they may also limit the Company’s ability to participate in the benefits of lower rates with respect to the outstanding borrowings.
As of January 1, 2008, the Company adopted SFAS 157 for the fair value measurement of its interest rate swaps. There was no impact of the adoption of SFAS 157 on the basis by which the fair value of the swaps was determined. The Company measures the fair value of its $44.6 million of interest rate swaps under a Level 2 input as defined by SFAS 157. The Company relies on a mark to market valuation prepared by a bank based on observable interest rate yield curves. As of June 30, 2008, the accrued mark to market loss on these swaps is $546,000. The unrealized gain recorded in the three months ended June 30, 2008 is $970,000, which represents the change in the mark to market valuation on the swaps during the period. The Company’s swaps are not designated as effective hedging instruments under SFAS 133.
Note 5. Stock Option Plan and Restricted Stock Plan
As of June 30, 2008, 3,644,677 shares of common stock were reserved for issuance upon exercise of options to be granted under the Company’s stock option plan (the “Plan”) and 2,065,045 shares of the Company’s common stock were reserved for issuance under the Company’s employee restricted stock plan. On February 27, 2008, options to purchase a total of 800,500 shares of common stock were granted to the Company’s executive officers and employees with an exercise price of $10.91 per share (the closing price of the common stock at date of grant). As of June 30, 2008, 3,237,177 options were outstanding, 1,660,550 of which were exercisable, and no shares of restricted stock were outstanding. The options have a weighted average remaining contractual life of 8.0 years, a weighted average exercise price of $12.41, and an aggregate intrinsic value of $0.
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
Assumptions used with respect to future grants may change as the Company’s actual experience may be different. The fair value of options granted in 2008 and 2007 was approximately $0.47 and $0.98, respectively, using the Black-Scholes option pricing model. The Company has adopted the policy of recognizing compensation cost for options with graded vesting on a straight-line basis over the requisite service period for the entire award. For the three and six months ended June 30, 2008, the Company recorded compensation expense related to stock options of approximately $204,000 and $386,000, respectively, and for three and six months ended June 30, 2007, the Company recorded compensation expense related to stock options of approximately $172,000 and $331,000, respectively, which is included in compensation expense in the consolidated statements of operations. The Company does not record the tax benefits associated with the expensing of stock options since the Company elected to be treated as a RIC under Subchapter M of the Internal Revenue Code and, as such, the Company is not subject to federal income tax on the portion of taxable income and gains distributed to stockholders, provided that at least 90% of its annual taxable income is distributed. As of June 30, 2008, there was $717,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over 2.7 years.

Note 6. Share Data and Common Stock
The following table sets forth a reconciliation of weighted average shares outstanding for computing basic and diluted income (loss) per common share for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average common shares outstanding, basic	20,693,337	18,246,987	20,671,896	17,891,914
Effect of dilutive stock options	—	219,523	—	219,523

Weighted average common shares outstanding, diluted	20,693,337	18,466,510	20,671,896	18,111,437

The dilutive effect of stock options is computed using the treasury stock method. Options on 3.2 million and 227,000 shares in 2008 and 2007, respectively, were anti-dilutive and therefore excluded from the computation of diluted earnings per share.
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
In 2005, the Company established a dividend reinvestment plan, and during the six months ended June 30, 2008 and the year ended December 31, 2007, issued 52,000 and 158,500 shares, respectively, in connection with dividends paid. The Company did not issue any shares of its common stock under the dividend reinvestment plan during the three months ended March 31, 2008 because it elected to satisfy the share requirements of the dividend reinvestment plan in connection with the dividend paid on January 16, 2008 through open market purchases of its common stock by the administrator of the dividend reinvestment plan. The following table reflects the Company’s dividends paid since January 1, 2007:

Date Declared	Record Date	Payment Date	Amount
May 2, 2008	June 5, 2008	July 16, 2008	$0.33
February 27, 2008	March 14, 2008	April 16, 2008	$0.33
November 1, 2007	December 14, 2007	January 16, 2008	$0.33
August 2, 2007	September 14, 2007	October 17, 2007	$0.32
April 30, 2007	June 15, 2007	July 17, 2007	$0.32
February 23, 2007	March 15, 2007	April 18, 2007	$0.32
Note 7. Commitments and Contingencies
The balance of unused commitments to extend credit was $22.0 million and $29.3 million at June 30, 2008 and December 31, 2007, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as contingent investment draws, revolving credit arrangements or similar transactions. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the counterparty. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
In connection with borrowings under the Amended Securitization Facility, the Company’s special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions. The Company has agreed to guarantee the payment of certain swap breakage costs that may be payable by the Company’s special purpose subsidiary in connection with any such interest rate swap agreements or other interest rate hedging transactions (see “Note 4. Borrowings”).
The Company leases its corporate offices and certain equipment under operating leases with terms expiring in 2011. Future minimum lease payments due under operating leases at June 30, 2008 are as follows: $120,000 — remainder of 2008, $241,000 — 2009, $247,000 — 2010, $21,000 — 2011. Rent expense was approximately $68,000 and $136,000 for the three and six months ended June 30, 2008, respectively, and was approximately $56,000 and $112,000 for the three and six months ended June 30, 2007, respectively. At June 30, 2008, the Company had an outstanding letter of credit in the amount of $38,000 as security deposit for the lease of the Company’s corporate offices.

Note 8. Concentrations of Credit Risk
The Company’s portfolio companies are primarily small- to mid-sized companies that operate in a variety of industries.
At June 30, 2008 and December 31, 2007, the Company’s two largest investments represented approximately 14% and 12%, respectively, of the total investment portfolio at fair value. Investment income, consisting of interest, dividends, fees, and realization of gains or losses on investments, can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given period can be highly concentrated among several portfolio companies. During the three and six months ended June 30, 2008 and 2007, the Company did not record investment income from any portfolio company in excess of 10% of total investment income.
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
Distributable taxable income for the period January 1, 2008 through June 30, 2008 is as follows:

January 1, 2008
to
June 30, 2008
GAAP net investment income	$13,205,000
Tax timing differences of:
Origination fees, net	(685,000)
Stock compensation expense, bonus accruals, original issue discount and depreciation and amortization	(1,246,000)

Tax distributable income	$11,274,000

Distributable taxable income differs from GAAP net investment income primarily due to the following: (1) origination fees received in connection with investments in portfolio companies are treated as taxable income upon receipt but are amortized into income for GAAP purposes; (2) certain stock compensation is not currently deductible for tax purposes but are current expenses for GAAP purposes and a bonus accrual carryover, as a result of the change in the Company’s tax year described above, until actually paid; (3) certain debt investments that generate original issue discount; and (4) depreciation and amortization.
Distributions which exceed tax distributable income (tax net investment income and realized gains, if any) are reported as distributions of paid-in capital (i.e., return of capital). The taxability of the distributions made during the six months ended June 30, 2008 will be determined by the Company’s tax earnings and profits for its full tax year ending December 31, 2008. As of June 30, 2008, the Company estimates that 87% of the April 16, 2008 distribution, and the July 16, 2008 distribution will be treated as ordinary income with the balance treated as return of capital. As noted, the amount treated as return of capital will be determined at the close of the Company's calendar 2008 tax year.
The tax cost basis of the Company’s investments as of June 30, 2008 approximates the book cost. There were no capital gain distributions in 2008 or 2007.
At June 30, 2008, the Company had a net capital loss carryforward of $3.2 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will expire in the Company’s tax fiscal year ending December 31, 2013.

Note 10. Financial Highlights

	For the Six Months Ended
	June 30,
	2008	2007
Per Share Data:
Net asset value at beginning of period	$10.73	$10.37
Net investment income	.64	.59
Net gain (loss) on investments	(.02)	.01
Net change in unrealized appreciation (depreciation) on investments	(.64)	.01
Effect of issuance of common stock	—	.39
Distributions from net investment income	(.64)	(.59)
Distributions in excess of net investment income	(.02)	(.05)
Net change in unrealized swap appreciation	.01	.01
Stock based compensation expense	.02	.02

Net asset value at end of period	$10.08	$10.76

Total net asset value return (1)	0.1%	10.0%

Per share market value, beginning of period	$10.09	$14.49
Per share market value, end of period	$6.25	$14.85

Total market value return (2)	(31.5)%	6.9%

Shares outstanding at end of period	20,702,485	18,252,774

Ratios and Supplemental Data:
Net assets at end of period	$208,622,000	$196,389,000
Average net assets	214,404,000	195,149,000
Ratio of operating expenses to average net assets (annualized)	8.1%	7.5%
Ratio of net investment income (loss) to average net assets (annualized)	12.3%	11.0%
Average borrowings outstanding	$146,170,000	$90,359,000
Average amount of borrowings per share	$7.06	$4.95

(1)	The total net asset value return (not annualized) reflects the change in net asset value of a share of stock, plus dividends.

(2)	The total market value return (not annualized) reflects the change in the ending market value per share plus dividends, divided by the beginning market value per share.
Note 11. Subsequent Events
On July 1, 2008, the Company received gross proceeds of $2.0 million in conjunction with the full repayment of both the junior and senior term loans to Metrologic Instruments, Inc. Proceeds received included a $10,000 prepayment fee.
On July 1, 2008, the Company placed one of its portfolio companies on non-accrual status.
On July 17, 2008, the Company funded a $2.0 million senior secured term loan debt investment in Cengage Learning Acquisitions, Inc., a company that delivers highly customized learning solutions.
On July 23, 2008, the Company funded a $1.1 million equity investment in Nupla Corporation, an existing portfolio company. Subsequent to the investment, the Company’s equity interest in Nupla Corporation exceeds 25%.
On July 30, 2008, the Board of Directors declared a cash dividend of $0.33 per share, payable on October 15, 2008 to stockholders of record as of the close of business on September 12, 2008. Such cash dividend is payable on total shares issued and outstanding on the record date.
On July 30, 2008, the Company funded a $5.5 million debt investment in L.A. Spas, Inc., an existing portfolio company. The financing is comprised of a senior secured revolving line of credit and a secured term loan.
On July 30, 2008, the Company entered into agreements with Richard P. Buckanavage, the Company’s chief executive officer and president, and Timothy W. Hassler, the Company’s chief investment officer, to extend the terms of their employment agreements for a 90-day period. Their employment agreements were set to expire in August 2008. The Company expects to enter into new employment agreements with such executive officers during the extension period.

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
     In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007. Other factors that could cause actual results to differ materially include:
•	changes in the economy, including economic downturns or recessions;

•	risks associated with possible disruption in our operations or the economy, and

•	future changes in laws, accounting pronouncements or regulations.
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
Current Market Conditions
     The debt and equity capital markets in the United States have been severely impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated loan market, among other things. These events, along with the deterioration of the housing market, have led to worsening general economic conditions, which have impacted the broader capital and credit markets and have reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. In the past, we were able to access the capital and credit markets to finance our investment activities. However, due to the current turmoil in the debt markets and uncertainty in the equity capital markets, we cannot assure you that debt or equity capital will be available to us on favorable terms, or at all. These conditions may limit our ability to grow our investment portfolio, which may, in turn, limit our ability to make distributions to our stockholders at a specific level or to increase the amount of these distributions from time to time. See “-Liquidity and Capital Resources”.

Portfolio Composition
     Our primary business is lending to and investing in small- to mid-sized businesses through investments in senior secured loans, junior secured loans, subordinated debt investments and equity-based investments, including warrants. The fair value of our portfolio was $322.4 million and $384.7 million at June 30, 2008 and December 31, 2007, respectively.
     Total portfolio investment activity as of and for the six months ended June 30, 2008 and the year ended December 31, 2007 was as follows:

	June 30, 2008	December 31, 2007
Beginning portfolio at fair value	$384,725,753	$257,812,235
Investments in debt securities	9,691,406	191,391,250
Investments in equity securities	—	8,925,000
Investment repayments	(51,532,552)	(67,332,023)
Increase in payment-in-kind interest/dividends	2,899,860	3,928,159
Sale of investments	(10,787,500)	(5,374,749)
Change in unearned revenue	633,242	(986,413)
Decrease in fair value of investments	(13,219,509)	(3,637,706)

Ending portfolio at fair value	$322,410,700	$384,725,753

     As of June 30, 2008 and December 31, 2007, the composition of our portfolio at fair value was as follows:

	June 30, 2008		December 31, 2007
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio
Senior secured revolving lines of credit	$13,520,484	4.2%	$14,841,169	3.9%
Senior secured term loans	141,330,289	43.8	174,367,981	45.3
Junior secured term loans	61,390,912	19.1	84,583,227	22.0
Senior subordinated debt	90,032,816	27.9	97,468,645	25.3
Investments in equity securities	16,136,199	5.0	13,464,731	3.5

Totals	$322,410,700	100.0%	$384,725,753	100.0%

     For the six months ended June 30, 2008 and year ended December 31, 2007, the weighted average yield on all of our outstanding debt investments was approximately 12.3% and 12.4%, respectively. The weighted average balance of our debt investment portfolio during the six months ended June 30, 2008 was $350.3 million, up from $298.5 million during the year ended December 31, 2007. Yields are computed using actual interest income earned for the year (annualized for the six months ended June 30, 2008), including amortization of loan fees and original issue discount, divided by the weighted average fair value of debt investments. As of June 30, 2008 and December 31, 2007, $123.9 million and $138.0 million, respectively, of our portfolio investments at fair value were at fixed interest rates, which represented approximately 38% and 36%, respectively, of our total portfolio of investments at fair value. We generally structure our subordinated debt investments at fixed rates while many of our senior secured and junior secured loans are, and will be, at variable rates.

     Since 2006, we, through our special purpose subsidiary, have entered into seven interest rate swap agreements. Our swap agreements have a fixed rate range of 3.3% to 5.2% on an initial notional amount of $44.6 million. The swap agreements expire five years from issuance. The swaps were put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. For the three and six months ended June 30, 2008, net unrealized appreciation attributed to the swaps were approximately $970,000 and $217,000, respectively, and for the three and six months ended June 30, 2007, net unrealized appreciation attributed to the swaps were approximately $185,000 and $122,000, respectively. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower rates with respect to the outstanding borrowings. At June 30, 2008, we did not hold any derivative financial instruments for hedging purposes.
     At June 30, 2008 and December 31, 2007, our equity investments consisted of common and preferred stock, LLC membership interests and warrants to acquire equity interests in certain of our portfolio companies. Warrants to acquire equity interests allow us to participate in the potential appreciation in the value of the portfolio company, while minimizing the amount of upfront cost to us.
     The composition of our investment portfolio by industry sector, using Moody’s Industry Classifications, excluding unearned income, as of June 30, 2008 and December 31, 2007 at cost and fair value was as follows:

	June 30, 2008				December 31, 2007
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Machinery	$53,134,269	15.6%	$47,108,821	14.6%	$52,844,315	13.6%	$54,030,773	14.0%
Personal & Nondurable Consumer Products	39,490,227	11.6	39,682,431	12.3	51,070,705	13.2	51,280,805	13.3
Automobile	34,225,076	10.1	30,014,025	9.3	34,044,318	8.8	33,957,022	8.8
Electronics	33,103,887	9.8	33,382,456	10.4	42,296,015	10.9	42,470,710	11.0
Health Care, Education & Childcare	32,738,681	9.6	32,556,181	10.1	33,686,998	8.7	33,779,798	8.8
Metals & Minerals	23,010,314	6.8	21,828,752	6.8	22,972,190	5.9	22,972,190	6.0
Printing & Publishing	20,030,131	6.0	17,611,501	5.5	19,172,972	4.9	16,303,220	4.2
Textiles & Leather	13,567,955	4.0	14,065,035	4.4	12,970,522	3.3	13,077,422	3.4
Ecological	12,104,890	3.6	11,009,990	3.4	15,593,790	4.0	14,393,840	3.7
Chemicals, Plastic & Rubber	11,324,986	3.3	11,321,499	3.5	10,733,851	2.8	10,730,842	2.8
Retail Stores	11,079,460	3.3	11,053,560	3.4	10,656,911	2.7	10,637,911	2.8
Mining, Steel, Iron & Nonprecious Metals	10,750,544	3.2	10,737,769	3.3	10,796,410	2.8	10,785,664	2.8
Housewares & Durable Consumer Products	10,008,168	2.9	9,849,119	3.0	9,673,177	2.5	9,686,477	2.5
Diversified/Conglomerate Service	9,725,076	2.9	9,219,976	2.9	9,516,840	2.4	9,245,940	2.4
Grocery	7,899,723	2.3	7,900,239	2.4	23,149,458	6.0	23,287,658	6.1
Insurance	5,000,000	1.5	3,750,000	1.2	5,000,000	1.3	4,500,000	1.2
Buildings & Real Estate	4,758,366	1.4	4,699,030	1.4	4,780,826	1.2	4,780,826	1.2
Oil & Gas	3,839,116	1.1	3,839,116	1.2	3,837,555	1.0	3,837,555	1.0
Personal, Food & Miscellaneous Services	3,000,000	0.9	2,625,000	0.8	3,000,000	0.8	2,910,000	0.8
Aerospace & Defense	463,168	0.1	156,200	0.1	463,168	0.1	161,600	0.1
Beverage, Food & Tobacco	—	—	—	—	9,000,000	2.3	9,000,000	2.3
Containers, Packaging & Glass	—	—	—	—	2,985,000	0.8	2,895,500	0.8

Total	$339,254,037	100.0%	$322,410,700	100.0%	$388,245,021	100.0%	$384,725,753	100.0%

(1)	Represents percentage of total portfolio.
     At June 30, 2008 and December 31, 2007, our two largest investments represented approximately 14% and 12%, respectively, of our total investment portfolio at fair value. Investment income, consisting of interest, dividends, fees, the recognition of gains on equity interests, and the recognition of unamortized deferred financing fees received from portfolio companies on the repayment of their debt investment, the sale of the debt investment or reduction of available credit under the debt investment, can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given period can be highly concentrated among several portfolio companies. During the three and six months ended June 30, 2008 and 2007, we did not record investment income from any portfolio company in excess of 10% of total investment income.

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
     The following table shows the distribution of our debt investments on the 1 to 5 investment rating scale at fair value as of June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Investments at	Percentage of	Investments at	Percentage of
Investment Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	$68,047,026	22.2%	$46,466,323	12.5%
2	162,225,619	53.0	252,730,493	68.1
3	62,795,000	20.5	57,510,986	15.5
4	9,272,960	3.0	14,553,220	3.9
5	3,933,896	1.3	—	—

Totals	$306,274,501	100.0%	$371,261,022	100.0%

     In the event that the United States economy enters into a prolonged recession, it is possible that the financial results of small- to mid-sized companies, similar to those in which we invest, could experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. As a result, certain of our portfolio companies may be negatively impacted by these economic or other conditions which could have a negative impact on our future results.
Loans and Debt Securities on Non-Accrual Status
     At June 30, 2008 and December 31, 2007, none of our loans or debt securities were on non-accrual status. On July 1, 2008, we placed one of our portfolio companies on non-accrual status. We received approximately $545,000 of investment income from such portfolio company during the six months ended June 30, 2008.
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
Comparison for the three months ended June 30, 2008 and 2007
     Total Investment Income
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
     Total investment income for the three months ended June 30, 2008 and 2007, was $10.7 million and $9.1 million, respectively. For the three months ended June 30, 2008, this amount consisted of interest income of $30,000 from cash and cash equivalents, $10.1 million of interest and dividend income from portfolio investments (which included $1.4 million in payment-in-kind or PIK interest and dividends), $142,000 in fee income and $380,000 in other investment income. For the three months ended June 30, 2007, this amount primarily consisted of interest income of $59,000 from cash and cash equivalents, $8.7 million of interest and dividend income from portfolio investments (which included $929,000 in payment-in-kind or PIK interest and dividends), $299,000 in fee income and $40,000 in other investment income.
     The increase in our total investment income for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was primarily attributable to an increase in the weighted average fair value balance outstanding of our interest-bearing investment portfolio. During the three months ended June 30, 2008, the weighted average fair value balance outstanding of our interest-bearing investment portfolio was approximately $337.3 million as compared to approximately $282.9 million during the three months ended June 30, 2007.

     Expenses
     Expenses include compensation expense, interest on our outstanding indebtedness, professional fees, and general and administrative expenses.
     Expenses for the three months ended June 30, 2008 and 2007, were $4.2 million and $3.7 million, respectively. Expenses increased for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 by approximately $538,000, primarily as a result of higher interest expense which increased by $283,000, higher professional fees which increased by $302,000, and higher general and administrative expenses which increased by $178,000, offset by lower compensation expense of $225,000. The lower compensation expense was attributable to a reduction in bonus accruals. The increase in interest expense was attributable to an increase in weighted average borrowings outstanding, which were approximately $139.6 million during the three months ended June 30, 2008, as compared to $90.4 million during the three months ended June 30, 2007. Such borrowings were used primarily to fund investments. The increase in professional fees expense is primarily due to additional compliance related fees we incurred in 2008. The increase in general and administrative expenses primarily related to proxy solicitation fees and increased insurance costs.
     Realized Gain (Loss) on Sale of Investments
     Net realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. During the three months ended June 30, 2008, we realized a loss of $344,000 on investments principally from the cancellation of warrants in which the Company had previously recorded unrealized depreciation on the entire warrant balance. During the three months ended June 30, 2007, we realized gains on the sale of investments in the amount of $78,000, which includes a realized gain of $75,000 from the sale of warrants in one portfolio company and a realized gain of approximately $3,000 from the sale of a debt investment commitment.
     Net Change in Unrealized Appreciation or Depreciation on Investments
     Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. During the three months ended June 30, 2008 and 2007, we recorded net unrealized appreciation (depreciation) of ($3.4 million) and $28,000, respectively, on our investments. For the three months ended June 30, 2008, a portion of our net unrealized depreciation, approximately $217,000, resulted from the decrease in quoted market prices on our syndicated loan portfolio; approximately $3.6 million, resulted from a decline in the financial performance of our portfolio companies; partially offset by approximately $452,000, of unrealized appreciation which resulted from the January 1, 2008 adoption of FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.”
     Net Unrealized Appreciation or Depreciation on Interest Rate Swaps
     Net unrealized appreciation (depreciation) on interest rate swaps represents the change in the fair value of our swap agreements. For the three months ended June 30, 2008 and 2007, we recorded unrealized appreciation of approximately $970,000 and $185,000, respectively, on our interest rate swap agreements. The unrealized appreciation in the value of our interest rate swap agreements in 2008 and 2007 resulted from the volatility and corresponding fluctuation in variable interest rates during the periods and reversal of unrealized depreciation recorded in prior periods.
     Net Income
     Net income was $3.7 million for the quarter ended June 30, 2008 as compared to net income of $5.7 million for the quarter ended June 30, 2007.

Comparison for the six months ended June 30, 2008 and 2007
     Total Investment Income
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
     Total investment income for the six months ended June 30, 2008 and 2007, was $21.9 million and $18.1 million, respectively. For the six months ended June 30, 2008, this amount consisted of interest income of $84,000 from cash and cash equivalents, $21.0 million of interest income from portfolio investments (which included $3.0 million in payment-in-kind or PIK interest and dividends), $356,000 in fee income and $420,000 in other investment income. For the six months ended June 30, 2007, this amount consisted of interest income of $138,000 from cash and cash equivalents, $16.8 million of interest income from portfolio investments (which included $1.8 million in payment-in-kind or PIK interest and dividends), $694,000 in fee income and $424,000 in other investment income.
     The increase in our total investment income for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 is primarily attributable to an increase in the weighted average fair value balance outstanding of our interest-bearing investment portfolio, partially offset by a decrease in the weighted average yield of our investments, during the six months ended June 30, 2008. During the six months ended June 30, 2008, the weighted average fair value balance outstanding of our interest-bearing investment portfolio was approximately $350.3 million as compared to approximately $274.3 million during the six months ended June 30, 2007. The weighted average yield on our investments decreased as a result of a shift in our portfolio mix towards more senior secured investments and an overall decrease in market interest rates.
     Expenses
     Expenses include compensation expense, interest on our outstanding indebtedness, professional fees, and general and administrative expenses.
     Expenses for the six months ended June 30, 2008 and 2007, were $8.7 million and $7.3 million, respectively. Expenses increased for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, by approximately $1.4 million, primarily as a result of an $836,000 increase in interest expense, a $54,000 increase in compensation expense, a $257,000 increase in professional fees, and a $217,000 increase in general and administrative expenses. The higher interest expense is due to the increase in weighted average borrowings outstanding. The higher compensation expense is attributable to increases in salaries offset by a decrease in bonus accruals and an increase in stock option compensation expense. The increase in professional fees expense is primarily due to an increase in legal, valuation and compliance related fees we incurred in 2008. The increase in general and administrative expenses primarily related to proxy solicitation fees and increased insurance costs.
     Realized Gain (Loss) on Sale of Investments
     Net realized gain (loss) on sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. During the six months ended June 30, 2008, we realized a loss of $434,000, on investments from the sale of one portfolio debt investment and from the cancellation of warrants in which the Company had previously recorded unrealized depreciation on the entire warrant balance. During the six months ended June 30, 2007, we realized a gain of $84,000, principally due to the sale of equity warrants from one of our portfolio investments.
     Net Change in Unrealized Appreciation or Depreciation on Investments
     Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. During the six months ended June 30, 2008, we recorded net unrealized depreciation of $13.2 million on our investments. For the six months ended June 30, 2008, a portion of our net unrealized depreciation, approximately $1.4 million resulted from the decrease in quoted market prices on our syndicated loan portfolio as a result of disruption in the financial credit markets for broadly syndicated loans; approximately $7.8 million resulted from a decline in the financial performance of our portfolio companies; approximately $4.0 million resulted from the January 1, 2008 adoption of FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” During the six months ended June 30, 2007, we recorded net unrealized appreciation of $113,000 on our investments.

     We believe that the majority of the $4.0 million of unrealized depreciation attributable to the adoption of SFAS 157 will ultimately be reversed when we exit these investments. We invest primarily in illiquid assets with the intention to hold these assets to settlement or maturity. This is in contrast to the premise under SFAS 157 that assets generally should be valued on the basis of their current market value and, if no market exists, on the basis that they are sold in a hypothetical market at the end of each quarter. We have not historically exited our investments through the individual sale of such investments, rather we have typically exited our investments through a sale of the portfolio company or through a recapitalization of the portfolio company. Our belief that the majority of the $4.0 million of unrealized depreciation at June 30, 2008 attributable to SFAS 157 will ultimately be reversed is supported by the fact that all such unrealized depreciation related to investments we rated 1 or 2 under our investment rating system at June 30, 2008.
     Unrealized Appreciation or Depreciation on Interest Rate Swaps
     Net unrealized appreciation (depreciation) on interest rate swaps represents the change in the fair value of our swap agreements. For the six months ended June 30, 2008 and 2007, we recorded unrealized appreciation of approximately $217,000 and $122,000, respectively, on our interest rate swap agreements. The unrealized appreciation in the value of our interest rate swap agreements in 2008 and 2007 resulted from the volatility and corresponding fluctuation in variable interest rates during the periods and reversal of unrealized depreciation recorded in prior periods.
     Net Income (Loss)
     Net loss was $232,000 for the six months ended June 30, 2008 as compared to net income of $11.1 million for the six months ended June 30, 2007. The $11.3 million decrease in net income was primarily a result of an increase in net unrealized depreciation of $13.2 million in 2008, partially offset by an increase in net investment income of $2.5 million.
Financial Condition, Liquidity and Capital Resources
Cash, Cash Equivalents and Restricted Cash
     At June 30, 2008 and December 31, 2007, we had $1.1 million and $789,000, respectively, in cash and cash equivalents. In addition, at June 30, 2008 and December 31, 2007, we had $8.0 million and $10.5 million, respectively, in restricted cash which we maintained in accordance with the terms of the Amended Securitization Facility. A portion of these funds were released to us on July 14, 2008 and January 14, 2008.
Cash Flows
     For the six months ended June 30, 2008, net cash provided by operating activities totaled $8.6 million, compared to net cash provided by operating activities of $9.1 million for the comparable 2007 period. Cash provided by (used for) investing activities totaled $52.2 million and ($34.6) million for the three months ended June 30, 2008 and 2007, respectively. This change was principally due to lower investment originations in 2008 of $77.3 million, higher loan repayments and amortization of $4.6 million, and an increase in proceeds from investment sales of $4.9 million. Cash provided by (used for) financing activities totaled ($60.5) million and $27.0 million in the six months ended June 30, 2008 and 2007, respectively. This change was principally due to a net decrease of $53.0 million in our net borrowings, a decrease in sale of common stock of $31.7 million, and an increase of $3.2 million in dividends paid.
Liquidity and Capital Resources
     We have historically relied on cash generated from our operations and debt and equity financings to fund our business. We primarily use these funds to make investments in portfolio companies in accordance with our investment objective, to pay our operating expenses and to make cash distributions to the holders of our common stock. For a discussion of our intention to continue distributing to our stockholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code, see “— Regulated Investment Company Status and Dividends.” To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
     In light of the current turmoil in the credit markets and uncertainty in the capital markets, we have taken a number of steps over the last several months to help ensure the continued availability of liquidity. First, we increased the borrowing availability under the Amended Securitization Facility from $175 million to $225 million in April 2008. Second, we obtained stockholder approval at our 2008 annual meeting of stockholders to, subject to approval from our board of directors, including our independent directors, (i) issue securities to subscribe to, convert to, or purchase shares of our common stock and (ii) sell shares of our common stock below the then current net asset value per share. Although we believe that these measures should provide us with sufficient sources of liquidity to support our operations and continued growth, we cannot provide any assurance that these measures will be sufficient given the current state of the debt and equity markets.

     Moreover, the Amended Securitization Facility contains certain requirements, including minimum diversity, rating and yield, and limitations on loan size, and each loan origination under the Securitization Facility is subject to certain conditions. In addition, as a business development company, we generally are required to meet a coverage ratio of total assets less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. As of June 30, 2008, this ratio was 280%. These requirements may limit our ability to fund our operations and growth with advances under the Amended Securitization Facility.
Borrowings
     On September 18, 2006, we, through a consolidated wholly-owned bankruptcy remote, special purpose subsidiary, entered into the Securitization Facility. The Securitization Facility allowed the special purpose subsidiary to borrow up to $140 million through the issuance of notes to a multi-seller commercial paper conduit administered by the affiliated entity. On May 2, 2007, we amended the Securitization Facility to lower the interest rate payable on any outstanding borrowings under the Securitization Facility from the commercial paper rate plus 1.35% to the commercial paper rate plus 1.00% during the period of time we were permitted to make draws under the Securitization Facility. The amendment also reduced or eliminated certain restrictions pertaining to certain loan covenants. On August 31, 2007,we amended the Securitization Facility to increase our borrowing capacity thereunder by $35 million. The amendment also extended the commitment termination date from July 23, 2009 to July 22, 2010 and reduced or eliminated certain restrictions pertaining to certain loan covenants. The Securitization Facility provided for the payment by us to the lender of a monthly fee equal to 0.25% per annum on the unused amount of the Securitization Facility.
     On April 11, 2008,we entered into the Amended Securitization Facility. The Amended Securitization Facility amended and restated the Securitization Facility to, among other things: (i) increase the borrowing capacity from $175 million to $225 million; (ii) extend the date until which we are allowed to make draws thereunder from July 22, 2010 to April 11, 2011 (unless extended prior to such date for an additional 364-day period with the consent of the lenders thereto); (iii) increase the interest rate payable under the facility from the commercial paper rate plus 1.00% to the commercial paper rate plus 1.75% on up to $175 million of outstanding borrowings and the LIBOR rate plus 1.75% on up to $50 million of outstanding borrowings; and (iv) increase the unused commitment fee from 0.25% per annum to 0.30% per annum.
     If the Amended Securitization Facility is not extended, any principal amounts then outstanding will be due on April 11, 2011. We can use the proceeds of the Amended Securitization Facility to fund loan origination activities and for general corporate purposes. Each loan origination under the Amended Securitization Facility will be subject to the satisfaction of certain conditions.
     Similar to the Securitization Facility, the Amended Securitization Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. These restrictions may affect the amount of notes the Company’s special purpose subsidiary may issue from time to time. The Amended Securitization Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Amended Securitization Facility. The Amended Securitization Facility is secured by all of the loans held by our special purpose subsidiary and, at June 30, 2008, the Company was in compliance with all covenants.
     As of June 30, 2008, $116.1 million was outstanding under the Amended Securitization Facility. The weighted average interest rate during the six months ended June 30, 2008 and 2007 was 5.1% and 6.5%, respectively. At June 30, 2008, the interest rate was 4.5%.
     Since 2006, we, through our special purpose subsidiary, entered into seven interest rate swap agreements. The swap agreements have a fixed rate range of 3.3% to 5.2% on an initial notional amount of $44.6 million. The swap agreements expire five years from issuance. The swaps were put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. For the six months ended June 30, 2008 and 2007, net unrealized appreciation attributed to the swaps were approximately $217,000 and $122,000, respectively. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower rates with respect to the outstanding borrowings.
Regulated Investment Company Status and Dividends
     Effective August 1, 2005, we elected to be treated as a RIC under Subchapter M of the Code. As long as we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

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
     To obtain and maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute, with respect to each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. We intend to make distributions to our stockholders on a quarterly basis of substantially all of our annual taxable income (which includes our taxable interest and fee income). We currently intend to retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. During the six months ended June 30, 2008 and 2007, we realized capital gains (losses) of approximately ($434,000) and $84,000, respectively. In addition, at June 30, 2008, we had a net capital loss carryforward of $3.2 million to offset net capital gains until December 31, 2013. To the extent our taxable earnings for a fiscal tax year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.
     We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in the Amended Securitization Facility. If we do not distribute at least a certain percentage of our taxable income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.
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
     Under SFAS 157, we principally utilize the market approach to estimate the fair value of our investments where there is not a readily available market and we also utilize the income approach to estimate the fair value of our debt investments. Under the market approach, we estimate the enterprise value of the portfolio companies in which we invest. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. We generally require portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically, private companies are valued based on multiples of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), cash flows, net income, revenues, or in limited cases, book value.
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

     The fair value of our investments at June 30, 2008, and December 31, 2007 was determined in good faith by our board of directors. Duff & Phelps, LLC, an independent valuation firm (“Duff & Phelps”), provided third party valuation consulting services to us which consisted of certain mutually agreed upon limited procedures that we engaged them to perform. At June 30, 2008 and at December 31, 2007, we asked Duff & Phelps to perform the limited procedures on investments in 13 and 15 portfolio companies, respectively, comprising approximately 42% and 49% of the total investments at fair value, respectively. Upon completion of their limited procedures, Duff & Phelps concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable. Our Board of Directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process.
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
Payment-in-Kind or PIK Interest and Dividends
     We include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind or PIK interest or dividends, which represents either contractually deferred interest added to the loan balance that is generally due at the end of the loan term or contractually deferred dividends added to our equity investment in the portfolio company. We will cease accruing PIK interest if we do not expect the portfolio company to be able to pay all principal and interest due, and we will cease accruing PIK dividends if we do not expect the portfolio company to be able to make PIK dividend payments in the future. In certain cases, a portfolio company makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a portfolio company’s loan can increase while the total outstanding amount of the loan to that portfolio company may stay the same or decrease. Accrued PIK interest and dividends represented $5.6 million or 1.7% of our portfolio of investments at fair value as of June 30, 2008 and $4.7 million or 1.2% of our portfolio of investments at fair value as of December 31, 2007. The net increase in loan and equity balances as a result of contracted PIK arrangements are separately identified on our statements of cash flows.
     PIK related activity for the six months ended June 30, 2008 was as follows:

Six Months Ended
June 30, 2008
Beginning PIK balance	$4,714,356
PIK interest and dividends earned during the period	2,899,860
PIK conversion to equity	(1,519,567)
PIK receipts during the period	(510,288)

Ending PIK balance	$5,584,361

Interest and Dividend Income Recognition
     Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. When a loan or debt security becomes 90 days or more past due, or if we otherwise do not expect the debtor to be able to service its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. To the extent interest payments are received on a loan that is not accruing interest, we may use such payments to reduce our cost basis in the investment in lieu of recognizing interest income. At June 30, 2008 and December 31, 2007, none of our loans and debt securities were greater than 90 days past due or on non-accrual. On July 1, 2008, we placed one of our portfolio companies on non-accrual status.
     Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are expected to be collected. Dividend income on common equity securities is recorded on the record date for private companies and the ex-dividend date for publicly traded companies.

Off-Balance Sheet Arrangements
     We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. We attempt to limit our credit risk by conducting extensive due diligence, negotiating appropriate financial covenants and obtaining collateral where necessary. As of June 30, 2008, we had unused commitments to extend credit to our portfolio companies of $22.0 million, which are not reflected on our balance sheet.
     In connection with the Amended Securitization Facility, our consolidated special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions. We have agreed to guarantee the payment of certain swap breakage costs that may be payable by our special purpose subsidiary in connection with any such interest rate swap agreements or other interest rate hedging transactions. At June 30, 2008, we had seven interest rate swap agreements outstanding. See “ – Financial Condition, Liquidity and Capital Resources – Borrowings.”
Contractual Obligations
     As of June 30, 2008, we had $116.1 million outstanding under the Amended Securitization Facility. Our Amended Securitization Facility is due in April 2010. The Amended Securitization Facility contains provisions for the payment of any outstanding balance upon maturity. On August 11, 2005, we entered into a lease agreement for office space expiring on January 15, 2011. Future minimum lease payments due under the office lease and for certain office equipment are as follows: remainder of 2008 — $120,000; 2009 — $241,000; 2010 — $247,000; 2011 – $21,000.
Recent Developments
      On July 1, 2008, we received gross proceeds of $2.0 million in conjunction with the full repayment of both the junior and senior term loans to Metrologic Instruments, Inc. Proceeds received included a $10,000 prepayment fee.
     On July 17, 2008, we funded a $2.0 million senior secured term loan debt investment in Cengage Learning Acquisitions, Inc., a company that delivers highly customized learning solutions.
     On July 23, 2008, we funded a $1.1 million equity investment in Nupla Corporation, an existing portfolio company. Subsequent to the investment, our equity interest in Nupla Corporation exceeds 25%.
     On July 30, 2008, the Board of Directors declared a cash dividend of $0.33 per share, payable on October 15, 2008 to stockholders of record as of the close of business on September 12, 2008. Such cash dividend is payable on total shares issued and outstanding on the record date.
     On July 30, 2008, we funded a $5.5 million debt investment in L.A. Spas, Inc., an existing portfolio company. The financing is comprised of a senior secured revolving line of credit and a secured term loan.
     On July 30, 2008, we entered into agreements with Richard P. Buckanavage, our chief executive officer and president, and Timothy W. Hassler, our chief investment officer, to extend the terms of their employment agreements for a 90-day period. Their employment agreements were set to expire in August 2008. It is anticipated that we will enter into new employment agreements with such executive officers during the extension period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There has been no material change in quantitative and qualitative disclosures about market risks since December 31, 2007.
Item 4. Controls and Procedures
(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

(b)	There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors
     Other than as set forth below, there were no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2007.
Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock.
     At our 2008 annual meeting of stockholders, our stockholders approved two proposals designed to allow us to access the capital markets in ways that we were previously unable to as a result of restrictions that, absent stockholder approval, apply to business development companies under the 1940 Act. Specifically, our stockholders approved proposals that (1) authorize us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings and (2) authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock or securities to subscribe to, convert to, or purchase shares of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.
     If we were to issue shares of our common stock below net asset value per share, such sales would result in an immediate dilution to existing common stockholders. This dilution would include reduction in the net asset value per share as a result of the issuance of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. In addition, if we issue securities to subscribe to, convert to or purchase shares of common stock, the exercise or conversion of such securities would increase the number of outstanding shares of our common stock. Any such exercise would be dilutive on the voting power of existing stockholders, and could be dilutive with regard to dividends and our net asset value, and other economic aspects of the common stock.
     Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ended June 30, 2008, we issued 52,030 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $540,000.
Item 3. Defaults Upon Senior Securities
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders of Patriot Capital Funding, Inc. was held on June 24, 2008, for the purpose of:
•	Proposal No. 1: election of two directors to our Board of Directors who will serve for three years;

•	Proposal No. 2: the ratification of the selection of Grant Thornton LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2008;

•	Proposal No. 3: the authorization for us, with the approval of our Board of Directors, to sell shares of our common stock below the then current net asset value per share in one or more offerings;

•	Proposal No. 4: the authorization for us to issue shares of restricted stock under our Employee Restricted Stock Plan; and

•	Proposal No. 5: the approval of a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings.
     The nominees for directors for a three-year term as listed in our 2008 proxy statement were elected by the following votes:

	For	Against	Abstain
Richard P. Buckanavage	13,980,845	627,448	262,812
Timothy W. Hassler	13,987,920	623,582	259,604
     The following directors are continuing their terms as directors:
Dennis C. O’Dowd, two years remaining
Steven Drogin, one year remaining
Mel P. Melsheimer, one year remaining
Richard A. Sebastiao, one year remaining
     The recommendation to ratify the selection of Grant Thornton LLP as the independent registered accounting firm was approved by the following vote:

	For	Against	Abstain
Totals	14,525,611	132,362	213,131
     The recommendation to sell shares of our common stock at prices below the then current net asset value per share in one or more offerings was approved by the following vote:
Including Votes by Our Affiliated Persons

				Broker
	For	Against	Abstain	Non-Votes
Totals	10,361,853	2,286,562	313,056	1,909,636
Excluding Votes by Our Affiliated Persons

	For	Against	Abstain	Non-Votes
Totals	10,194,108	2,286,562	313,056	1,909,636
     The recommendation to approve the issuance of shares of restricted stock under our Employee Restricted Stock Plan was approved by the following vote:

				Broker
	For	Against	Abstain	Non-Votes
Totals	7,931,210	4,489,980	540,283	1,909,634
     The recommendation to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings was approved by the following vote:

				Broker
	For	Against	Abstain	Non-Votes
Totals	11,252,345	1,370,151	338,975	1,909,636
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2008.

PATRIOT CAPITAL FUNDING, INC.

By:	/s/ Richard P. Buckanavage

Richard P. Buckanavage
Chief Executive Officer and President

By:	/s/ William E. Alvarez, Jr.

William E. Alvarez, Jr.
Executive Vice President, Chief
Financial Officer and Secretary