Form 10-Q
period 2008-09-30
Patriot Capital Funding, Inc.
filed 2008-11-07
CIK 1321560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2008

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of November 6, 2008 was 20,827,334.

PATRIOT CAPITAL FUNDING, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Patriot Capital Funding, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007

	(unaudited)
ASSETS
Investments at fair value:
Non-control/non-affiliate investments (cost of $237,216,503 - 2008, $294,686,727 - 2007)	$231,061,072	$290,225,759
Affiliate investments (cost of $74,483,309 - 2008, $86,577,905 - 2007)	64,840,631	85,171,605
Control investments (cost of $43,270,552 - 2008, $6,980,389 - 2007)	35,171,524	9,328,389

Total investments	331,073,227	384,725,753
Cash and cash equivalents	999,248	789,451
Restricted cash	30,297,325	10,487,202
Interest receivable	1,521,448	1,758,954
Other assets	2,386,211	617,448

TOTAL ASSETS	$366,277,459	$398,378,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Borrowings	$154,200,000	$164,900,000
Interest payable	486,807	821,124
Dividends payable	6,894,520	6,814,650
Accounts payable, accrued expenses and other	3,107,060	4,245,350

TOTAL LIABILITIES	164,688,387	176,781,124

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 20,702,485 and 20,650,455 shares issued and outstanding at September 30, 2008, and December 31, 2007, respectively	207,024	206,504
Paid-in capital	234,802,443	233,722,593
Accumulated net investment loss	(1,912,061)	(1,912,061)
Distributions in excess of net investment income	(3,603,262)	(2,824,651)
Net realized loss on investments	(3,149,227)	(3,171,365)
Net unrealized depreciation on investments	(24,028,252)	(3,660,971)
Net unrealized depreciation on interest rate swaps	(727,593)	(762,365)

TOTAL STOCKHOLDERS’ EQUITY	201,589,072	221,597,684

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$366,277,459	$398,378,808

NET ASSET VALUE PER COMMON SHARE	$9.74	$10.73

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

INVESTMENT INCOME
Interest and dividends:
Non-control/non-affiliate investments	$6,477,906	$8,049,366	$21,909,910	$23,163,971
Affiliate investments	1,994,624	1,329,525	7,007,546	3,047,798
Control investments	966,986	176,361	1,645,111	292,202

Total interest and dividend income	9,439,516	9,555,252	30,562,567	26,503,971

Fees:
Non-control/non-affiliate investments	105,464	161,325	343,550	731,050
Affiliate investments	282,518	19,054	358,966	49,944
Control investments	72,487	6,250	113,737	99,763

Total fee income	460,469	186,629	816,253	880,757

Other investment income:
Non-control/non-affiliate investments	17,833	11,001	300,076	435,130
Affiliate investments	307,245	—	307,245	—
Control investments	4,357	—	142,383	—

Total other investment income	329,435	11,001	749,704	435,130

Total Investment Income	10,229,420	9,752,882	32,128,524	27,819,858

EXPENSES
Compensation expense	834,779	1,332,087	3,440,278	3,883,585
Interest expense	1,789,755	2,067,467	5,774,508	5,216,188
Professional fees	340,388	250,706	1,011,119	664,377
General and administrative expense	706,715	601,637	2,140,238	1,817,737

Total Expenses	3,671,637	4,251,897	12,366,143	11,581,887

Net Investment Income	6,557,783	5,500,985	19,762,381	16,237,971

NET REALIZED GAIN AND NET UNREALIZED DEPRECIATION
Net realized gain (loss) on investments — non-control/non-affiliate	(2,500)	7,500	(86,267)	91,601
Net realized gain on investments — affiliate	458,405	—	458,405	—
Net realized loss on investments — control	—	—	(350,000)	—
Net unrealized depreciation on investments — non-control/non-affiliate	(2,054,709)	(1,259,232)	(10,684,608)	(1,624,182)
Net unrealized depreciation on investments — affiliate	(2,808,033)	(1,317,300)	(8,470,041)	(1,077,100)
Net unrealized appreciation (depreciation) on investments — control	(2,285,030)	1,456,600	(1,212,632)	1,694,200
Net unrealized appreciation (depreciation) on interest rate swaps	(182,011)	(381,680)	34,772	(259,536)

Net Realized Gain and Net Unrealized Depreciation	(6,873,878)	(1,494,112)	(20,310,371)	(1,175,017)

NET INCOME (LOSS)	$(316,095)	$4,006,873	$(547,990)	$15,062,954

Earnings (loss) per share, basic	$(0.02)	$0.22	$(0.03)	$0.84

Earnings (loss) per share, diluted	$(0.02)	$0.22	$(0.03)	$0.83

Weighted average shares outstanding, basic	20,702,485	18,284,737	20,682,167	18,024,294

Weighted average shares outstanding, diluted	20,702,485	18,476,049	20,682,167	18,215,606

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operations:
Net investment income	$19,762,381	$16,237,971
Net realized gain on investments	22,138	91,601
Net unrealized depreciation on investments	(20,367,281)	(1,007,082)
Net unrealized appreciation (depreciation) on interest rate swaps	34,772	(259,536)

Net increase (decrease) in net assets from operations	(547,990)	15,062,954

Stockholder transactions:
Distributions to stockholders from net investment income	(19,762,381)	(16,237,971)
Tax return of capital	—	(334,790)
Distributions in excess of net investment income	(778,609)	(953,087)

Net decrease in net assets from stockholder distributions	(20,540,990)	(17,525,848)

Capital share transactions:
Issuance of common stock	—	31,628,414
Common stock listing fees	(23,585)	—
Issuance of common stock under dividend reinvestment plan	535,062	1,452,525
Stock option compensation	568,891	503,166

Net increase in net assets from capital share transactions	1,080,368	33,584,105

Total increase (decrease) in net assets	(20,008,612)	31,121,211

Net assets at beginning of period	221,597,684	164,108,629

Net assets at end of period	$201,589,072	$195,229,840

Net asset value per common share	$9.74	$10.67

Common shares outstanding at end of period	20,702,485	18,291,982

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(547,990)	$15,062,954
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	439,159	314,592
Change in interest receivable	237,506	(147,155)
Realized gain on sale of investments	(22,138)	(91,601)
Unrealized depreciation on investments	20,367,281	1,007,082
Unrealized (appreciation) depreciation on interest rate swaps	(34,772)	259,536
Payment-in-kind interest and dividends	(4,275,711)	(2,819,283)
Stock-based compensation expense	568,891	503,166
Change in unearned income	108,349	392,609
Change in interest payable	(334,317)	249,124
Change in other assets	(262,351)	(9,241)
Change in accounts payable, accrued expenses and other	(1,865,883)	(94,463)

Net cash provided by operating activities	14,378,024	14,627,320

CASH FLOWS FROM INVESTING ACTIVITIES:
Funded investments	(60,267,723)	(126,931,250)
Principal repayments on investments	86,432,830	55,003,504
Proceeds from sale of investments	11,309,638	5,466,351
Purchases of furniture and equipment	(6,295)	(18,775)

Net cash provided by (used for) investing activities	37,468,450	(66,480,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	76,904,117	123,277,000
Repayments on borrowings	(87,604,117)	(88,357,000)
Net proceeds from sale of common stock	—	31,628,412
Common stock listing fees	(23,585)	—
Dividends paid	(19,926,056)	(15,124,707)
Deferred offering costs	(145,941)	(145,055)
Deferred financing costs	(1,030,972)	(122,500)
Increase in restricted cash	(19,810,123)	(140,843)

Net cash provided by (used for) financing activities	(51,636,677)	51,015,307

NET INCREASE IN CASH AND CASH EQUIVALENTS	209,797	(837,543)

CASH AND CASH EQUIVALENTS AT:
Beginning of Period	789,451	4,211,643

End of Period	$999,248	$3,374,100

Supplemental information:
Interest paid	$6,108,825	$4,967,064

Non-cash investing activities:
Conversion of debt to equity	$5,734,567	$—

Non-cash financing activities:
Dividends reinvested in common stock	$535,062	$1,452,525
Dividends declared but not paid	6,894,520	5,853,434

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Schedule of Investments
September 30, 2008
(unaudited)

Company(1) (Industry)	Company Description	Investment	Principal	Cost	Value

Control investments:

Encore Legal Solutions, Inc. (Printing & Publishing)	Legal document management services	Junior Secured Term Loan A (9.4%, Due 12/10) (2) (3)	$4,020,456	$4,004,821	$3,746,965

		Junior Secured Term Loan B (12.3%, Due 12/10) (2) (3)	7,390,687	7,350,710	6,876,523

		Common Stock (4)		5,159,567	2,471,900

Fischbein, LLC (Machinery)	Designer and manufacturer of packaging equipment	Senior Subordinated Debt (16.5%, Due 5/13) (2) (3)	3,453,563	3,430,699	3,499,736

		Membership Interest — Class A (4)		2,800,000	4,431,000

Nupla Corporation (Home & Office Furnishings, Housewares & Durable Consumer Products)	Manufacturer and marketer of professional high-grade fiberglass- handled striking and digging tools	Revolving Line of Credit (8.4%, Due 9/12) (3)	985,000	970,500	970,500

		Senior Secured Term Loan A (9.0%, Due 9/12) (3)	5,462,500	5,420,826	5,420,826

		Senior Subordinated Debt (15.0%, Due 3/13) (2) (3)	3,083,681	3,061,394	2,458,013

		Preferred Stock Class A (2)		536,216	243,600

		Preferred Stock Class B (2)		1,069,393	1,069,393

		Common Stock (4)		80,000	—

Sidump’r Trailer Company, Inc. (Automobile)	Manufacturer of side dump trailers	Revolving Line of Credit (7.5%, Due 1/11) (3)	950,000	932,507	932,507

		Senior Secured Term Loan A (9.0%, Due 1/11) (3)	2,047,500	2,034,661	2,034,661

		Senior Secured Term Loan B
		(10.5%, Due 1/11) (3)	2,320,625	2,299,948	—

		Senior Secured Term Loan C
		(16.5%, Due 7/11) (2) (3)	2,307,692	2,253,555	—

		Senior Secured Term Loan D
		(8.5%, Due 7/11) (3)	1,700,000	1,700,000	1,015,900

		Preferred Stock (2)		165,730	—

		Common Stock (4)		25	—

Total Control investments (represents 10.6% of total investments at fair value)				$43,270,552	$35,171,524

Company(1) (Industry)	Company Description	Investment	Principal	Cost	Value

Affiliate investments:

Aylward Enterprises, LLC (5) (Machinery)	Manufacturer of packaging equipment	Revolving Line of Credit (6.7%, Due 2/12) (3)	$3,700,000	$3,642,872	$3,642,872

		Senior Secured Term Loan A (7.1%, Due 2/12) (3)	8,105,938	8,009,574	7,042,136

		Senior Subordinated Debt
		(22.0%, Due 8/12) (2)	6,821,915	6,747,301	—

		Subordinated Member Note
		(8.0%, Due 2/13) (2)	148,491	148,491	—

		Membership Interest (4)		1,250,000	—

Boxercraft Incorporated (Textiles & Leather)	Supplier of spiritwear and campus apparel	Revolving Line of Credit (7.5%, Due 9/13) (3)	550,000	522,992	522,992

		Senior Secured Term Loan A (8.1%, Due 9/13) (3)	5,500,000	5,441,486	5,441,486

		Senior Secured Term Loan B
		(8.6%, Due 9/13) (3)	5,500,000	5,440,912	5,440,912

		Senior Subordinated Debt
		(16.8%, Due 3/14) (2) (3)	6,512,007	6,441,807	6,441,807

		Preferred Stock (4)		1,004,167	961,700

		Common Stock (4)		100	—

KTPS Holdings, LLC (Textiles & Leather)	Manufacturer and distributor of specialty pet products	Revolving Line of Credit (6.3%, Due 1/12) (3)	1,500,000	1,485,770	1,485,770

		Senior Secured Term Loan A (5.8%, Due 1/12) (3)	5,565,625	5,513,841	5,391,016

		Senior Secured Term Loan B
		(12.0%, Due 1/12) (3)	475,000	469,922	459,422

		Junior Secured Term Loan
		(15.0%, Due 3/12) (2) (3)	4,175,795	4,137,309	4,137,309

		Membership Interest — Class A (4)		730,020	812,800

		Membership Interest — Common (4)		—	499,700

Smart, LLC (5) (Diversified/ Conglomerate Service)	Provider of tuition management services	Membership Interest — Class B (4)		1,280,403	737,000

		Membership Interest — Class D (4)		290,333	295,900

Sport Helmets Holdings, LLC (5) (Personal & Nondurable Consumer Products)	Manufacturer of protective headgear	Senior Secured Term Loan A (6.8%, Due 12/13) (3)	4,500,000	4,441,931	4,372,731

		Senior Secured Term Loan B (7.3%, Due 12/13) (3)	7,500,000	7,396,294	7,280,894

		Senior Subordinated Debt
		(15.0%, Due 6/14) (2)	8,195,655	8,087,784	8,087,784

		Common Stock (4)		2,000,000	1,786,400

Total Affiliate investments (represents 19.6% of total investments at fair value)				$74,483,309	$64,840,631

Company(1) (Industry)	Company Description	Investment	Principal	Cost	Value

Non-control/non-affiliate investments:

ADAPCO, Inc. (Ecological)	Distributor of specialty chemicals and contract application services	Revolving Line of Credit (9.3%, Due 7/11) (3)	$3,000,000	$2,982,413	$2,982,413

		Senior Secured Term Loan A
		(12.5%, Due 6/11) (3)	8,515,625	8,462,863	8,462,863

		Common Stock (4)		500,000	—

Aircraft Fasteners International, LLC (Machinery)	Distributor of fasteners and related hardware for use in aerospace, electronics and defense industries	Senior Secured Term Loan (7.2%, Due 11/12) (3)	5,596,000	5,509,446	5,383,446

		Junior Secured Term Loan
		(14.0%, Due 5/13) (2) (3)	5,279,266	5,212,104	5,212,104

		Convertible Preferred Stock (2)		266,358	573,900

Allied Defense Group, Inc. (Aerospace & Defense)	Diversified defense company	Common Stock (4)		463,168	170,800

Arrowhead General Insurance Agency, Inc. (6) (Insurance)	Insurance agency and program specialist	Junior Secured Term Loan (11.0%, Due 2/13) (3)	5,000,000	5,000,000	3,650,000

Borga, Inc. (Mining, Steel, Iron & Nonprecious Metals)	Manufacturer of pre-fabricated metal building systems	Revolving Line of Credit (5.5%, Due 5/10) (3)	800,000	792,823	792,823

		Senior Secured Term Loan A
		(6.0%, Due 5/09) (3)	556,308	551,940	551,940

		Senior Secured Term Loan B
		(9.0%, Due 5/10) (3)	1,641,147	1,619,960	1,619,960

		Senior Secured Term Loan C
		(16.0%, Due 5/10) (2) (3)	8,034,855	7,984,612	7,984,612

		Common Stock Warrants (4)		13,790	—

Caleel + Hayden, LLC (5) (Personal & Nondurable Consumer Products)	Provider of proprietary branded professional skincare and cosmetic products to physicians and spa communities	Junior Secured Term Loan B (7.5%, Due 11/11) (3)	10,798,437	10,687,156	10,687,156

		Senior Subordinated Debt
		(14.5%, Due 11/12) (3)	6,250,000	6,186,112	6,311,112

		Common Stock (4)		750,000	852,100

Cengage Learning Acquisitions (6) (Printing & Publishing)	Publisher of textbooks and educational materials	Senior Secured Term Loan (6.2%, Due 7/14)	1,989,950	1,849,815	1,641,700

CDW Corporation (6) (Electronics)	Direct marketer of computer and peripheral equipment	Senior Secured Term Loan (5.7%, Due 10/14)	2,000,000	1,773,397	1,600,000

Company(1) (Industry)	Company Description	Investment	Principal	Cost	Value

CS Operating, LLC (5) (Buildings & Real Estate)	Provider of maintenance, repair and replacement of HVAC, electrical, plumbing, and foundation repair	Revolving Line of Credit (8.5%, Due 1/13) (3)	200,000	194,121	194,121

		Senior Secured Term Loan A
		(8.8%, Due 7/12) (3)	1,961,314	1,935,614	1,935,614

		Senior Subordinated Debt
		(16.5%, Due 1/13) (2) (3)	2,575,723	2,543,697	2,543,697

Copperhead Chemical Company, Inc. (Chemicals, Plastics & Rubber)	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt (18.0%, Due 1/13) (2) (3)	3,638,348	3,608,052	3,058,904

Custom Direct, Inc. (6) (Printing & Publishing)	Direct marketer of checks and other financial products and services	Senior Secured Term Loan (6.5%, Due 12/13) (3)	1,852,074	1,597,805	1,296,500

		Junior Secured Term Loan
		(9.8%, Due 12/14) (3)	2,000,000	2,000,000	970,000

Dover Saddlery, Inc. (Retail Stores)	Equestrian products catalog retailer	Common Stock (4)		148,200	80,200

Employbridge Holding Company (5) (6) (Personal, Food & Miscellaneous Services)	A provider of specialized staffing services	Junior Secured Term Loan (10.7%, Due 10/13) (3)	3,000,000	3,000,000	2,550,000

EXL Acquisition Corp. (Electronics)	Manufacturer of lab testing supplies	Senior Secured Term Loan A (6.6%, Due 3/11) (3)	3,665,689	3,641,422	3,549,533

		Senior Secured Term Loan B
		(6.9%, Due 3/12) (3)	4,614,802	4,564,388	4,448,686

		Senior Secured Term Loan C
		(7.4%, Due 3/12) (3)	2,846,300	2,805,966	2,734,666

		Senior Secured Term Loan D
		(15.0%, Due 3/12) (3)	6,708,451	6,647,060	6,647,060

		Common Stock — Class A (4)		2,475	218,300

		Common Stock — Class B (2)		272,896	275,000

Fairchild Industrial Products, Co. (Electronics)	Manufacturer of industrial controls and power transmission products	Senior Secured Term Loan A (6.3%, Due 7/10) (3)	1,842,438	1,827,701	1,827,701

		Senior Secured Term Loan B
		(7.9%, Due 7/11) (3)	4,540,625	4,508,529	4,508,529

		Senior Subordinated Debt
		(14.8%, Due 7/11) (3)	5,460,000	5,413,980	5,413,980

		Preferred Stock — Class A (2)		347,106	349,800

		Common Stock — Class B (4)		121,598	436,000

Hudson Products Holdings, Inc. (6) (Mining, Steel, Iron & Nonprecious Metals)	Manufactures and designs air-cooled heat exchanger equipment	Senior Secured Term Loan (8.0%, Due 8/15) (3)	7,500,000	7,278,359	7,237,500

Company (1) (Industry)	Company Description	Investment	Principal	Cost	Value

Impact Products, LLC (Machinery)	Distributor of janitorial supplies	Junior Secured Term Loan (9.1%, Due 9/12) (3)	8,912,500	8,855,513	8,488,513

		Senior Subordinated Debt (15.0%, Due 9/12) (2) (3)	5,547,993	5,515,741	5,515,741

Keltner Enterprises, LLC (5) (Oil & Gas)	Distributor of automotive oils, chemicals and parts	Senior Subordinated Debt (14.0%, Due 12/11) (3)	3,850,000	3,839,897	3,839,897

Label Corp Holdings, Inc. (6) (Printing & Publishing)	Manufacturer of prime labels	Senior Secured Term Loan (8.0%, Due 8/14) (3)	6,500,000	6,181,148	6,110,000

L.A. Spas, Inc. (Chemicals, Plastics & Rubber)	Manufacturer of above ground spas	Revolving Line of Credit (9.4%, Due 12/09) (3)	525,000	513,447	513,447

		Senior Secured Term Loan
		(9.7%, Due 12/09) (3)	4,165,430	4,069,404	4,069,404

		Senior Subordinated Debt
		(17.5%, Due 1/10) (2) (3)	7,901,241	7,871,906	7,649,765

		Preferred Stock (4)		90	—

		Common Stock (4)		10	—

		Common Stock Warrants (4)		3,726	—

LHC Holdings Corp. (Healthcare, Education & Childcare)	Provider of home healthcare services	Senior Secured Term Loan A (7.8%, Due 11/12) (3)	4,249,092	4,202,650	4,181,558

		Senior Subordinated Debt
		(14.5%, Due 5/13) (3)	4,565,000	4,515,264	4,515,264

		Membership Interest (4)		125,000	173,500

Mac & Massey Holdings, LLC (Grocery)	Broker and distributor of ingredients to manufacturers of food products	Senior Subordinated Debt (16.5%, Due 2/13) (2) (3)	7,812,369	7,781,844	7,781,844

		Common Stock (4)		242,820	294,100

Northwestern Management Services, LLC (Healthcare, Education & Childcare)	Provider of dental services	Senior Secured Term Loan A (7.7%, Due 12/12) (3)	5,685,000	5,632,920	5,530,520

		Senior Secured Term Loan B
		(8.2%, Due 12/12) (3)	1,240,625	1,228,995	1,206,670

		Junior Secured Term Loan
		(15.0%, Due 6/13) (2) (3)	2,817,653	2,792,539	2,792,539

		Common Stock (4)		500,000	392,500

Prince Mineral Company, Inc. (Metals & Minerals)	Manufacturer of pigments	Junior Secured Term Loan (7.8%, Due 12/12) (3)	11,300,000	11,149,053	10,934,353

		Senior Subordinated Debt
		(14.0%, Due 7/13) (2) (3)	12,003,728	11,880,711	11,561,483

Company(1) (Industry)	Company Description	Investment	Principal	Cost	Value

Quartermaster, Inc. (Retail Stores)	Retailer of uniforms and tactical equipment to law enforcement and security professionals	Revolving Line of Credit (7.8%, Due 12/10) (3)	2,000,000	1,978,928	1,978,928

		Senior Secured Term Loan A
		(7.6%, Due 12/10) (3)	3,469,000	3,436,277	3,436,277

		Senior Secured Term Loan B
		(8.9%, Due 12/10) (3)	2,550,000	2,530,406	2,530,406

		Senior Secured Term Loan C
		(15.0%, Due 12/11) (2) (3)	3,373,951	3,347,859	3,347,859

R-O-M Corporation (Automobile)	Manufacturer of doors, ramps and bulk heads for fire trucks and food transportation	Senior Secured Term Loan A (5.8%, Due 2/13) (3)	6,840,000	6,776,821	6,638,521

		Senior Secured Term Loan B
		(7.3%, Due 5/13) (3)	8,400,375	8,307,295	8,137,520

		Senior Subordinated Debt
		(15.0%, Due 8/13) (2) (3)	9,100,000	9,006,243	9,006,243

Texas Competitive Electric Holdings Company, LLC (6) (Utilities)	Generation and sale of electricity	Senior Secured Term Loan (6.2%, Due 10/14)	1,989,950	1,865,070	1,681,500

Total Non-control/non-affiliate investments (represents 69.8% of total investments at fair value)				$237,216,503	$231,061,072

Total Investments				$354,970,364	$331,073,227

(1)	Affiliate investments are generally defined under the Investment Company Act of 1940, as amended (the “1940 Act”), as companies in which the Company owns at least 5% but not more than 25% of the voting securities of the company. Control investments are generally defined under the 1940 Act as companies in which the Company owns more than 25% of the voting securities of the company or has greater than 50% representation on its board.

(2)	Amount includes payment-in-kind (PIK) interest or dividends.

(3)	Pledged as collateral under the Company’s Securitization Facility. See Note 4 to Consolidated Financial Statements.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.

(6)	Syndicated investment which has been originated by another financial institution and broadly distributed.
See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.
Consolidated Schedule of Investments
December 31, 2007

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Control investments:

Fischbein, LLC (Machinery)	Designer and manufacturer of packaging equipment	Senior Subordinated Debt (16.5%, Due 5/13) (2) (3)	$4,211,988	$4,180,389	$4,180,389

		Membership Interest — Class A (4)		2,800,000	5,148,000

Total Control investments (represents 2.4% of total investments at fair value)				$6,980,389	$9,328,389

Affiliate investments:

Aylward Enterprises, LLC (5) (Machinery)	Manufacturer of packaging equipment	Revolving Line of Credit (8.7%, Due 2/12) (3)	$3,700,000	$3,630,012	$3,630,012

		Senior Secured Term Loan A
		(9.5%, Due 2/12) (3)	8,292,188	8,162,724	8,162,724

		Senior Subordinated Debt
		(14.5%, Due 8/12) (2)	6,424,702	6,335,464	6,335,464

		Membership Interest (4)		1,250,000	—

KTPS Holdings, LLC (Textiles & Leather)	Manufacturer and distributor of specialty pet products	Revolving Line of Credit (8.2%, Due 1/12) (3)	300,000	282,562	282,562

		Senior Secured Term Loan A
		(8.4%, Due 1/12) (3)	6,012,500	5,941,886	5,941,886

		Senior Secured Term Loan B
		(12.0%, Due 1/12) (3)	1,985,000	1,960,952	1,960,952

		Junior Secured Term Loan
		(15.0%, Due 3/12) (2) (3)	4,081,878	4,035,122	4,035,122

		Membership Interest — Class A (4)		730,020	769,000

		Membership Interest — Common(4)		19,980	87,900

Nupla Corporation (Home & Office Furnishings, Housewares & Durable Consumer Products)	Manufacturer and marketer of professional high-grade fiberglass-handled striking and digging tools	Revolving Line of Credit (9.5%, Due 9/12) (3)	550,000	532,725	532,725

		Senior Secured Term Loan A
		(8.8%, Due 9/12) (3)	5,678,125	5,628,411	5,628,411

		Senior Subordinated Debt
		(14.0%, Due 3/13) (2)	3,019,688	2,993,614	2,993,614

		Preferred Stock (2)		493,427	493,427

		Common Stock (4)		25,000	38,300

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Smart, LLC (5) (Diversified/ Conglomerate Service)	Provider of tuition management services	Revolving Line of Credit (12.3%, Due 8/11) (3)	870,000	822,799	822,799

		Senior Secured Term Loan A
		(12.3%, Due 8/11) (3)	3,862,500	3,817,733	3,817,733

		Senior Secured Term Loan B
		(19.0%, Due 2/12) (2) (3)	3,668,965	3,626,308	3,626,308

		Convertible Subordinated Note
		(22.0%, Due 8/12)	250,000	250,000	250,000

		Membership Interest — Class B (4)		1,000,000	729,100

Sport Helmets Holdings, LLC (5) (Personal & Nondurable Consumer Products)	Manufacturer of protective headgear	Senior Secured Term Loan A (9.0%, Due 12/13)	4,500,000	4,431,440	4,431,440

		Senior Secured Term Loan B
		(9.5%, Due 12/13)	7,500,000	7,385,336	7,385,336

		Senior Subordinated Debt
		(15.0%, Due 6/14) (2)	8,011,333	7,889,250	7,889,250

		Common Stock (4)		2,000,000	1,901,500

Vince & Associates Clinical Research, Inc. (Healthcare, Education & Childcare)	Provider of clinical testing services	Senior Secured Term Loan (10.0%, Due 11/12) (2) (3)	7,500,000	7,391,657	7,391,657

		Senior Subordinated Debt (15.0%, Due 5/13) (2)	5,521,561	5,441,483	5,441,483

		Convertible Preferred Stock (4)		500,000	592,900

Total Affiliate investments (represents 22.1% of total investments at fair value)				$86,577,905	$85,171,605

Non-control/non-affiliate investments:

ADAPCO, Inc. (Ecological)	Distributor of specialty chemicals and contract application services	Revolving Line of Credit (9.0%, Due 7/11) (3)	$2,200,000	$2,177,697	$2,177,697

		Senior Secured Term Loan A (10.5%, Due 6/11) (3)	13,016,250	12,916,093	12,216,143

		Common Stock (4)		500,000	—

Aircraft Fasteners International, LLC (Machinery)	Distributor of fasteners and related hardware for use in aerospace, electronics and defense industries	Senior Secured Term Loan (8.3%, Due 11/12) (3)	6,800,000	6,697,869	6,697,869

		Junior Secured Term Loan
		(14.0%, Due 5/13) (2) (3)	5,200,000	5,121,815	5,121,815
		Convertible Preferred Stock (2)		253,342	341,800

Allied Defense Group, Inc. (Aerospace & Defense)	Diversified defense company	Common Stock (4)		463,168	161,600

Company(1) (Industry)	Company Description	Investment	Principal	Cost	Value

Arrowhead General Insurance Agency, Inc. (6) (Insurance)	Insurance agency and program specialist	Junior Secured Term Loan (12.1%, Due 2/13) (3)	5,000,000	5,000,000	4,500,000

Borga, Inc. (Mining, Steel, Iron & Nonprecious Metals)	Manufacturer of pre-fabricated metal building systems	Senior Secured Term Loan A (8.8%, Due 3/09) (3)	1,321,000	1,309,581	1,309,581

		Senior Secured Term Loan B
		(11.8%, Due 5/10) (3)	1,785,250	1,755,679	1,755,679

		Senior Secured Term Loan C
		(16.0%, Due 5/10) (2) (3)	7,794,323	7,720,404	7,720,404

		Common Stock Warrants (4)		10,746	—

Caleel + Hayden, LLC (5) (Personal & Nondurable Consumer Products)	Provider of proprietary branded professional skincare and cosmetic products to physicians and spa communities	Junior Secured Term Loan B (9.6%, Due 11/11) (3)	10,879,062	10,745,564	10,745,564

		Senior Subordinated Debt
		(14.5%, Due 11/12) (3)	6,250,000	6,174,425	6,174,425

		Common Stock (4)		750,000	1,058,600

Cheeseworks, Inc. (Grocery)	Distributor of specialty cheese and food products	Revolving Line of Credit (7.6%, Due 6/11) (3)	5,080,219	4,984,386	4,984,386

		Senior Secured Term Loan
		(10.7%, Due 6/11) (3)	10,648,560	10,512,576	10,512,576

CS Operating, LLC (5) (Buildings & Real Estate)	Provider of maintenance, repair and replacement of HVAC, electrical,plumbing, and foundation repair	Senior Secured Term Loan A (9.1%, Due 7/12) (3)	2,325,000	2,290,500	2,290,500

		Senior Subordinated Debt
		(14.5%, Due 1/13) (2) (3)	2,527,328	2,490,326	2,490,326

Copperhead Chemical Company, Inc. (Chemicals, Plastics & Rubber)	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt (15.3%, Due 1/13) (2) (3)	3,540,943	3,505,378	3,505,378

Custom Direct, Inc. (6) (Printing & Publishing)	Direct marketer of checks and other financial products and services	Junior Secured Term Loan(10.8%, Due 12/14) (3)	2,000,000	2,000,000	1,750,000

Dover Saddlery, Inc. (Retail Stores)	Equestrian products catalog retailer	Common Stock (4)		148,200	129,200

Eight O’Clock Coffee Company (6) (Beverage, Food & Tobacco)	Manufacturer, distributor, and marketer of coffee	Junior Secured Term Loan (11.4%, Due 7/13) (3)	9,000,000	9,000,000	9,000,000

Employbridge Holding Company(5) (6) (Personal, Food & Miscellaneous Services)	A provider of specialized staffing services	Junior Secured Term Loan (11.8%, Due 10/13) (3)	3,000,000	3,000,000	2,910,000

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Encore Legal Solutions, Inc. (Printing & Publishing)	Legal document management services	Junior Secured Term Loan A (10.7%, Due 6/10) (2) (3)	3,949,437	3,925,802	3,925,802

		Junior Secured Term Loan B
		(10.8%, Due 6/10) (2) (3)	7,193,143	7,138,192	7,138,192
		Senior Subordinated Debt
		(15.0%, Due 6/10) (2) (3)	5,926,861	5,889,187	3,489,226

		Common Stock Warrants (4)		219,791	—

EXL Acquisition Corp. (Electronics)	Manufacturer of lab testing supplies	Senior Secured Term Loan A (8.4%, Due 3/11) (3)	4,800,000	4,761,933	4,761,933

		Senior Secured Term Loan B
		(8.9%, Due 3/12) (3)	4,851,840	4,792,326	4,792,326

		Senior Secured Term Loan C
		(9.4%, Due 3/12) (3)	2,992,500	2,944,981	2,944,981

		Senior Secured Term Loan D
		(15.0%, Due 3/12) (3)	7,000,000	6,925,241	6,925,241

		Common Stock — Class A (4)		2,475	123,900

		Common Stock — Class B (2)		254,057	255,325

Fairchild Industrial Products, Co. (Electronics)	Manufacturer of industrial controls and power transmission products	Senior Secured Term Loan A (8.3%, Due 7/10) (3)	5,580,000	5,531,331	5,531,331

		Senior Secured Term Loan B
		(10.0%, Due 7/11) (3)	9,325,000	9,239,973	9,239,973

		Senior Subordinated Debt
		(14.8%, Due 7/11)	5,460,000	5,401,721	5,401,721

		Preferred Stock — Class A (2)		327,879	327,879

		Common Stock — Class B (4)		121,598	293,200

Impact Products, LLC (Machinery)	Distributor of janitorial supplies	Junior Secured Term Loan (9.5%, Due 9/12) (3)	8,968,750	8,903,106	8,903,106

		Senior Subordinated Debt
		(13.5%, Due 9/12) (2) (3)	5,547,996	5,509,594	5,509,594

Innovative Concepts in Entertainment, Inc. (Personal & Nondurable Consumer Products)	Manufacturer of coin operated games	Junior Secured Term Loan A (9.0%, Due 2/11) (3)	4,312,500	4,292,854	4,292,854

		Junior Secured Term Loan B
		(9.5%, Due 2/11) (3)	3,537,000	3,519,896	3,519,896

		Junior Secured Term Loan C
		(13.0%, Due 8/11) (3)	3,900,000	3,881,940	3,881,940

Keltner Enterprises, LLC (5) (Oil & Gas)	Distributor of automotive oils, chemicals and parts	Senior Subordinated Debt (14.0%, Due 12/11) (3)	3,850,000	3,837,555	3,837,555

Company(1) (Industry)	Company Description	Investment	Principal	Cost	Value

L.A. Spas, Inc. (Chemicals, Plastics & Rubber)	Manufacturer of above ground spas	Senior Subordinated Debt (15.5%, Due 1/10) (2) (3)	7,271,249	7,225,464	7,225,464

		Common Stock Warrants (4)		3,009	—

LHC Holdings Corp. (Healthcare, Education & Childcare)	Provider of home healthcare services	Revolving Line of Credit (8.8%, Due 11/12) (3)	300,000	287,369	287,369

		Senior Secured Term Loan A
		(8.8%, Due 11/12) (3)	5,100,000	5,035,888	5,035,888

		Senior Subordinated Debt
		(14.5%, Due 5/13)	4,565,000	4,507,250	4,507,250

		Membership Interest (4)		125,000	120,500

Mac & Massey Holdings, LLC (Grocery)	Broker and distributor of ingredients to manufacturers of food products	Senior Subordinated Debt (16.5%, Due 2/13) (2)	7,438,280	7,402,496	7,402,496

		Common Stock (4)		250,000	388,200

Metrologic Instruments, Inc. (6) (Electronics)	Manufacturer of imaging and scanning equipment	Senior Secured Term Loan (7.8%, Due 4/14) (3)	992,500	992,500	942,900

		Junior Secured Term Loan (11.1%, Due 12/15)	1,000,000	1,000,000	930,000

Nice-Pak Products, Inc. (6) (Containers, Packaging & Glass)	Manufacturer of pre-moistened wipes	Senior Secured Term Loan (8.5%, Due 6/14) (3)	2,985,000	2,985,000	2,895,500

Northwestern Management Services, LLC (Healthcare, Education & Childcare)	Provider of dental services	Senior Secured Term Loan A (8.9%, Due 12/12) (3)	6,000,000	5,936,612	5,936,612

		Senior Secured Term Loan B
		(9.4%, Due 12/12) (3)	1,250,000	1,236,744	1,236,744

		Junior Secured Term Loan
		(15.0%, Due 6/13) (2)	2,754,125	2,724,995	2,724,995

		Common Stock (4)		500,000	504,400

Prince Mineral Company, Inc. (Metals & Minerals)	Manufacturer of pigments	Junior Secured Term Loan (9.9%, Due 12/12) (3)	11,375,000	11,203,941	11,203,941

		Senior Subordinated Debt (14.0%, Due 7/13) (2) (3)	11,913,159	11,768,249	11,768,249

Quartermaster, Inc. (Retail Stores)	Retailer of uniforms and tactical equipment to law enforcement and securityprofessionals	Revolving Line of Credit (9.5%, Due 12/10) (3)	500,000	471,887	471,887

		Senior Secured Term Loan A
		(9.4%, Due 12/10) (3)	4,276,250	4,228,116	4,228,116

		Senior Secured Term Loan B
		(10.6%, Due 12/10) (3)	2,568,750	2,542,846	2,542,846

		Senior Secured Term Loan C
		(15.0%, Due 12/11) (2) (3)	3,298,069	3,265,862	3,265,862

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

R-O-M Corporation (Automobile)	Manufacturer of doors, ramps and bulk heads for fire trucks and food transportation	Senior Secured Term Loan A (8.0%, Due 2/13) (3)	7,440,000	7,359,023	7,359,023

		Senior Secured Term Loan B
		(9.3%, Due 5/13) (3)	8,464,500	8,359,596	8,359,596

		Senior Subordinated Debt
		(15.0%, Due 8/13) (2)	9,100,000	8,991,761	8,991,761

Sidump’r Trailer Company, Inc. (Automobile)	Manufacturer of side dump trailers	Revolving Line of Credit (9.8%, Due 1/11) (3)	1,675,000	1,651,732	1,651,732

		Senior Secured Term Loan A
		(8.5%, Due 1/11) (3)	2,047,500	2,028,320	2,028,320

		Senior Secured Term Loan B
		(11.5%, Due 1/11) (3)	2,320,625	2,294,336	2,294,336

		Senior Secured Term Loan C
		(15.0%, Due 7/11) (2) (3)	3,230,074	3,197,254	3,197,254

		Senior Subordinated Debt
		(12.0%, Due 1/12) (3)	75,000	75,000	75,000

		Preferred Stock (2)		87,271	—

		Common Stock (4)		25	—

Total Non-control/non-affiliate investments (represents 75.5% of total investments at fair value)				$294,686,727	$290,225,759

Total Investments				$388,245,021	$384,725,753

(1)	Affiliate investments are generally defined under the Investment Company Act of 1940, as amended (the “1940 Act”), as companies in which the Company owns at least 5% but not more than 25% of the voting securities of the company. Control investments are generally defined under the 1940 Act as companies in which the Company owns more than 25% of the voting securities of the company or has greater than 50% representation on its board.

(2)	Amount includes payment-in-kind (PIK) interest or dividends.

(3)	Pledged as collateral under the Company’s Securitization Facility. See Note 4 to Consolidated Financial Statements.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.

(6)	Syndicated investment which has been originated by another financial institution and broadly distributed.
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
The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has also previously elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).
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
In June 2008, FASB issued Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FASB Staff Position (“FSP”) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The Company will adopt this statement effective January 1, 2009. The Company is currently analyzing the effect on EPS from the adoption of this statement.
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

Other investment income consists principally of the accelerated recognition of unamortized deferred financing fees received from portfolio companies on the repayment of their debt investment, the sale of the debt investment or a reduction of available credit under the debt investment.
Federal Income Taxes
The Company has elected to be treated as a RIC under the Code. The Company’s RIC tax year was initially filed on a July 31 basis. The Company’s policy is to comply with the requirements of the Code that are applicable to RICs and to distribute substantially all of its taxable income to its stockholders. Therefore, no federal income tax provision is included in the accompanying financial statements. On February 11, 2008, the Company was granted permission by the Internal Revenue Service to change its RIC tax year from July 31 to December 31, effective on December 31, 2007. Accordingly, the Company prepared a short period tax return from August 1, 2007 through December 31, 2007, and will file on a calendar year basis for 2008 and thereafter.
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
Note 2. Investments
As described below (see Note 3), effective January 1, 2008, the Company adopted Statement of Financial Standards No. 157—Fair Value Measurements, or SFAS 157. In accordance with that standard, the Company changed its presentation for all periods presented to net unearned fees against the associated debt investments. Prior to the adoption of SFAS 157 on January 1, 2008, the Company reported unearned fees as a single line item on the Consolidated Balance Sheets and Consolidated Schedule of Investments. This change in presentation had no impact on the overall net cost or fair value of the Company’s investment portfolio and had no impact on the Company’s financial position or results of operations. In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset in a Market That is Not Active” (FSP 157-3”), which clarifies the application of SFAS 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is not active. The guidance provided by FSP 157-3 is consistent with the Company’s approach to valuing financial assets for which there are no active markets.
At September 30, 2008 and December 31, 2007, investments consisted of the following:

	September 30, 2008		December 31, 2007
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$334,847,173	$313,947,634	$375,410,033	$371,261,022
Investments in equity securities	20,123,191	17,125,593	12,834,988	13,464,731

Total	$354,970,364	$331,073,227	$388,245,021	$384,725,753

At September 30, 2008 and December 31, 2007, $118.8 million and $138.0 million, respectively, of the Company’s portfolio investments at fair value were at fixed rates, which represented approximately 36% during both periods, of the Company’s total portfolio of investments at fair value. The Company generally structures its subordinated debt at fixed rates, while most of its senior secured and junior secured loans are at variable rates determined on the basis of a benchmark LIBOR or prime rate. The Company’s loans generally have stated maturities ranging from 4 to 7.5 years.

At September 30, 2008 and December 31, 2007, the Company had equity investments and warrant positions designed to provide the Company with an opportunity for an enhanced internal rate of return. These instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains.
During the three months ended September 30, 2008, the Company realized a net gain of $456,000 principally from the sale of an equity investment. During the nine months ended September 30, 2008, the Company realized a net gain of $22,000, which related to the sale of one debt investment and sale of an equity investment offset by the cancellation of warrants which it had previously written down to zero. During the three and nine months ended September 30, 2007, the Company realized gains of $8,000 and $92,000, respectively, on the sale of portfolio investments. During the three and nine months ended September 30, 2008, the Company recorded unrealized depreciation of $7.1 million and $20.4 million, respectively, and during the three and nine months ended September 30, 2007, the Company recorded unrealized depreciation of $1.1 million and $1.0 million, respectively.
The composition of the Company’s investments as of September 30, 2008 and December 31, 2007 at cost and fair value was as follows:

	September 30, 2008				December 31, 2007
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Senior Secured Debt	$174,577,045	49.2%	$166,216,902	50.2%	$190,048,200	49.0%	$189,209,150	49.2%
Junior Secured Debt	64,189,205	18.1	60,045,462	18.1	85,493,227	22.0	84,583,227	22.0
Subordinated Debt	96,080,923	27.1	87,685,270	26.5	99,868,606	25.7	97,468,645	25.3
Warrants / Equity	20,123,191	5.6	17,125,593	5.2	12,834,988	3.3	13,464,731	3.5

Total	$354,970,364	100.0%	$331,073,227	100.0%	$388,245,021	100.0%	$384,725,753	100.0%

(1)	Represents percentage of total portfolio.
The composition of the Company’s investment portfolio by industry sector, using Moody’s Industry Classifications, as of September 30, 2008 and December 31, 2007 at cost and fair value was as follows:

	September 30, 2008				December 31, 2007
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Machinery	$51,388,099	14.5%	$43,789,448	13.2%	$52,844,315	13.6%	$54,030,773	14.0%
Personal & Nondurable Consumer Products	39,549,277	11.1	39,378,177	11.9	51,070,705	13.2	51,280,805	13.3
Automobile	33,476,785	9.4	27,765,352	8.4	34,044,318	8.8	33,957,022	8.8
Electronics	31,926,518	9.0	32,009,255	9.7	42,296,015	10.9	42,470,710	11.0
Textiles & Leather	31,188,326	8.8	31,594,914	9.5	12,970,522	3.3	13,077,422	3.4
Printing & Publishing	28,143,866	7.9	23,113,588	7.0	19,172,972	4.9	16,303,220	4.2
Metals & Minerals	23,029,764	6.5	22,495,836	6.8	22,972,190	5.9	22,972,190	6.0
Health Care, Education & Childcare	18,997,368	5.4	18,792,551	5.7	33,686,998	8.7	33,779,798	8.8
Mining, Steel, Iron & Nonprecious Metals	18,241,484	5.2	18,186,835	5.5	10,796,410	2.8	10,785,664	2.8
Chemicals, Plastic & Rubber	16,066,635	4.5	15,291,520	4.6	10,733,851	2.8	10,730,842	2.8
Ecological	11,945,276	3.4	11,445,276	3.5	15,593,790	4.0	14,393,840	3.7
Retail Stores	11,441,670	3.2	11,373,670	3.4	10,656,911	2.7	10,637,911	2.8
Housewares & Durable Consumer Products	11,138,329	3.1	10,162,332	3.0	9,673,177	2.5	9,686,477	2.5
Grocery	8,024,664	2.3	8,075,944	2.4	23,149,458	6.0	23,287,658	6.1
Insurance	5,000,000	1.4	3,650,000	1.1	5,000,000	1.3	4,500,000	1.2
Buildings & Real Estate	4,673,432	1.3	4,673,432	1.4	4,780,826	1.2	4,780,826	1.2
Oil & Gas	3,839,897	1.1	3,839,897	1.2	3,837,555	1.0	3,837,555	1.0
Personal, Food & Miscellaneous Services	3,000,000	0.9	2,550,000	0.8	3,000,000	0.8	2,910,000	0.8
Utilities	1,865,070	0.5	1,681,500	0.5	—	—	—	—
Diversified/Conglomerate Service	1,570,736	0.4	1,032,900	0.3	9,516,840	2.4	9,245,940	2.4
Aerospace & Defense	463,168	0.1	170,800	0.1	463,168	0.1	161,600	0.1
Beverage, Food & Tobacco	—	—	—	—	9,000,000	2.3	9,000,000	2.3
Containers, Packaging & Glass	—	—	—	—	2,985,000	0.8	2,895,500	0.8

Total	$354,970,364	100.0%	$331,073,227	100.0%	$388,245,021	100.0%	$384,725,753	100.0%

(1)	Represents percentage of total portfolio.
As required by the 1940 Act, the Company classifies its investments by level of control. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act. The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company. “Non-Control/Non-Affiliate Investments” are those investments that are neither Control Investments nor Affiliate Investments. At September 30, 2008 and December 31, 2007, the Company owned greater than 25% of the voting securities in four and one companies, respectively. At September 30, 2008 and December 31, 2007, the Company owned greater than 5% but less than 25% of the voting securities in five and six companies, respectively.

Note 3. Fair Value Measurements
The Company accounts for its portfolio investments and interest rate swaps at fair value. As a result, the Company adopted the provisions of SFAS No. 157 in the first quarter of 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. SFAS 157 defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
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
The following table presents the financial instruments carried at fair value as of September 30, 2008, by caption on the Consolidated Balance Sheet for each of the three levels of hierarchy established by SFAS 157.

	As of September 30, 2008
		Internal Models with	Internal Models with	Total Fair Value
	Quoted Market Prices	Significant Observable	Significant Unobservable	Reported in
	in Active Markets	Market Parameters	Market Parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet

Non-affiliate investments	$251,000	$26,737,200	$204,072,872	$231,061,072
Affiliate investments	—	—	64,840,631	64,840,631
Control investments	—	—	35,171,524	35,171,524

Total investments at fair value	$251,000	$26,737,200	$304,085,027	$331,073,227

The following table provides a roll-forward in the changes in fair value from December 31, 2007 to September 30, 2008, for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are the most significant to the overall fair value measurement. However, Level 3 financial instruments also typically include, in addition to the unobservable or Level 3 components, observable components (that is, Level 1 and Level 2 components that are actively quoted and can be validated to external sources). Accordingly, the depreciation in the table below includes changes in fair value due in part to observable Level 1 and Level 2 factors that are part of the valuation methodology.

	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate	Affiliate	Control
	Investments	Investments	Investments	Total

Fair Value December 31, 2007	$267,006,559	$85,171,605	$9,328,389	$361,506,553
Total realized gains (losses)	—	458,405	(350,000)	108,405
Change in unrealized depreciation	(1,600,654)	(8,756,098)	(7,669,842)	(18,026,594)
Purchases, issuances, settlements and other, net	(61,333,033)	(12,033,281)	33,862,977	(39,503,337)
Transfers in (out) of Level 3	—	—	—	—

Fair value as of September 30, 2008	$204,072,872	$64,840,631	$35,171,524	$304,085,027

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
In estimating a multiple to use for valuation purposes, the Company primarily looked to private merger and acquisition statistics, discounted public trading multiples or industry practices. In some cases, the valuation may be based on a combination of valuation methodologies, including, but not limited to, multiple based, discounted cash flow and liquidation analyses.
If there was adequate enterprise value to support the repayment of the Company’s debt, the fair value of the Level 3 loan or debt security normally corresponded to cost plus the amortized original issue discount unless the borrower’s condition or other factors lead to a determination of fair value at a different amount.
Beginning on January 1, 2008, the Company also introduced a bond-yield model to value these investments based on the present value of expected cash flows. The primary inputs into the model are market interest rates for debt with similar characteristics and an adjustment for the portfolio company’s credit risk. The credit risk component of the valuation considers several factors including financial performance, business outlook, debt priority and collateral position. During the three and nine months ended September 30, 2008, the Company recorded net unrealized depreciation of $7.1 million and $20.4 million, respectively, on its investments, and during the three and nine months ended September 30, 2007, the Company recorded unrealized depreciation of $1.1 million and $1.0 million, respectively. For the nine months ended September 30, 2008, a portion of the Company’s net unrealized depreciation, approximately $2.8 million, resulted from net decreases in the quoted market prices on its syndicated loan portfolio as a result of disruption in the financial credit markets for broadly syndicated loans; approximately $12.3 million, resulted from a decline in the financial performance of our portfolio companies; and approximately $5.3 million, resulted from the adoption of SFAS 157.
Note 4. Borrowings
On September 18, 2006, the Company, through a consolidated wholly-owned bankruptcy remote, special purpose subsidiary, entered into an amended and restated securitization revolving credit facility (the “Securitization Facility”) with an entity affiliated with BMO Capital Markets Corp. (formerly known as Harris Nesbitt Corp.). The Securitization Facility allowed the special purpose subsidiary to borrow up to $140 million through the issuance of notes to a multi-seller commercial paper conduit administered by the affiliated entity. The Securitization Facility also required bank liquidity commitments (“Liquidity Facility”) to provide liquidity support to the conduit. The Liquidity Facility was provided by the lender that participated in the Securitization Facility for a period of 364-days and was renewable annually thereafter at the option of the lender. On May 2, 2007, the Company amended the Securitization Facility to lower the interest rate payable on any outstanding borrowings under the Securitization Facility from the commercial paper rate plus 1.35% to the commercial paper rate plus 1.00% during the period of time the Company was permitted to make draws under the Securitization Facility. The amendment also reduced or eliminated certain restrictions pertaining to certain loan covenants. On August 31, 2007, the Company amended the Securitization Facility to increase its borrowing capacity thereunder by $35 million. The amendment also extended the commitment termination date from July 23, 2009 to July 22, 2010 and reduced or eliminated certain restrictions pertaining to certain loan covenants. The Securitization Facility provided for the payment by the Company to the lender of a monthly fee equal to 0.25% per annum on the unused amount of the Securitization Facility.
On April 11, 2008, the Company entered into a second amended and restated securitization revolving credit facility (the “Amended Securitization Facility”) with an entity affiliated with BMO Capital Markets Corp. and Branch Banking and Trust Company. The Amended Securitization Facility amended and restated the Securitization Facility to, among other things: (i) increase the borrowing capacity from $175 million to $225 million; (ii) extend the maturity date from July 22, 2010 to April 11, 2011 (unless extended prior to such date for an additional 364-day period with the consent of the lenders thereto); (iii) increase the interest rate payable under the facility from the commercial paper rate plus 1.00% to the commercial paper rate plus 1.75% on up to $175 million of outstanding borrowings and the LIBOR rate plus 1.75% on up to $50 million of outstanding borrowings; and (iv) increase the unused commitment fee from 0.25% per annum to 0.30% per annum.
If the Amended Securitization Facility is not extended, any principal amounts then outstanding will be due on April 11, 2011. The Company can use the proceeds of the Amended Securitization Facility to fund loan origination activities and for general corporate purposes. Each loan origination under the Amended Securitization Facility will be subject to the satisfaction of certain conditions.
Similar to the Securitization Facility, the Amended Securitization Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. These restrictions may affect the amount of notes the Company’s special purpose subsidiary may issue from time to time. The Amended Securitization Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Amended Securitization Facility. The Amended Securitization Facility also requires the maintenance of a Liquidity Facility. The Liquidity Facility is provided by the lenders that participate in the Securitization Facility for a period of 364-days and is renewable annually thereafter at the option of the lenders. The Liquidity Facility is scheduled to be renewed in April 2009. If the Liquidity Facility is not renewed, the Company’s ability to draw under the Amended Securitization Facility would end and the amortization period under the Amended Securitization Facility would commence. The Amended Securitization Facility is secured by all of the loans held by the Company’s special purpose subsidiary.

In connection with the origination and amendment of the Securitization Facility and the Amended Securitization Facility, the Company incurred $2.4 million of fees which are being amortized over the term of the facility.
At September 30, 2008 and December 31, 2007, $154.2 million and $164.9 million, respectively, of borrowings were outstanding under the facility. The weighted average interest rate during the nine months ended September 30, 2008 and 2007 was 5.1% and 6.7%, respectively. At September 30, 2008, the interest rate was 5.2%. Interest expense for the three and nine months ended September 30, 2008 and 2007 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Interest charges	$1,579,647	$1,981,617	$5,299,168	$4,927,691
Amortization of debt issuance costs	131,728	62,593	322,360	202,711
Unused facility fees	78,380	23,257	152,980	85,786

Total	$1,789,755	$2,067,467	$5,774,508	$5,216,188

Since 2006, the Company, through its special purpose subsidiary, has entered into seven interest rate swap agreements. The swap agreements have a fixed rate range of 3.3% to 5.2% on an initial notional amount of $44.6 million. The swap agreements expire five years from issuance. The swaps were put into place to hedge against changes in variable interest payments on a portion of the Company’s outstanding borrowings. For the three and nine months ended September 30, 2008, net unrealized appreciation (depreciation) attributed to the swaps was approximately ($182,000) and $35,000, respectively, and for the three and nine months ended September 30, 2007, net unrealized depreciation attributed to the swaps were approximately $382,000 and $260,000, respectively. While hedging activities may insulate the Company against adverse changes in interest rates, they may also limit the Company’s ability to participate in the benefits of lower rates with respect to the outstanding borrowings.
As of January 1, 2008, the Company adopted SFAS 157 for the fair value measurement of its interest rate swaps. There was no impact of the adoption of SFAS 157 on the basis by which the fair value of the swaps was determined. The Company measures the fair value of its $44.6 million of interest rate swaps under a Level 2 input as defined by SFAS 157. The Company relies on a mark to market valuation prepared by a bank based on observable interest rate yield curves. As of September 30, 2008, the accrued mark to market loss on these swaps is $728,000. The unrealized depreciation recorded in the three months ended September 30, 2008 is $182,000, which represents the change in the mark to market valuation on the swaps during the period. The Company’s swaps are not designated as effective hedging instruments under SFAS 133.
Note 5. Stock Option Plan and Restricted Stock Plan
As of September 30, 2008, 3,644,677 shares of common stock were reserved for issuance upon exercise of options to be granted under the Company’s stock option plan and 2,065,045 shares of the Company’s common stock were reserved for issuance under the Company’s employee restricted stock plan (the “Plans”). On February 27, 2008, options to purchase a total of 800,500 shares of common stock were granted to the Company’s executive officers and employees with an exercise price of $10.91 per share (the closing price of the common stock at date of grant). On August 14, 2008, awards of 190,000 shares of restricted stock were granted to the Company’s executive officers and employees with a fair value of $7.37 (the closing price of the common stock at date of grant). As of September 30, 2008, 3,237,177 options were outstanding, 2,255,689 of which were exercisable, and 190,000 shares of restricted stock were outstanding. The options have a weighted average remaining contractual life of 7.8 years, a weighted average exercise price of $12.41, and an aggregate intrinsic value of $0. The restricted stock vests over 4 years.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” (“SFAS 123R”). The Company has elected the “modified prospective method” of transition as permitted by SFAS 123R. Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. For options granted in February 2008, this model used the following assumptions: annual dividend rate of 11.8%, risk free interest rate of 3.0%, expected volatility of 26%, and the expected life of the options of 6.5 years. The Company calculated its expected term assumption using guidance provided by SEC Staff Accounting Bulletin 107 (“SAB 107”). SAB 107 allows companies to use a simplified expected term calculation in instances where no historical experience exists, provided that the companies meet specific criteria. Expected volatility was based on the Company’s historical volatility.
Assumptions used with respect to future grants may change as the Company’s actual experience may be different. The fair value of options granted in 2008 and 2007 was approximately $0.47 and $0.98, respectively, using the Black-Scholes option pricing model. The Company has adopted the policy of recognizing compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award.

For the three and nine months ended September 30, 2008, the Company recorded compensation expense related to stock awards of approximately $183,000 and $569,000, respectively, and for three and nine months ended September 30, 2007, the Company recorded compensation expense related to stock awards of approximately $172,000 and $503,000, respectively, which is included in compensation expense in the consolidated statements of operations. The Company does not record the tax benefits associated with the expensing of stock awards since the Company elected to be treated as a RIC under Subchapter M of the Internal Revenue Code and, as such, the Company is not subject to federal income tax on the portion of taxable income and gains distributed to stockholders, provided that at least 90% of its annual taxable income is distributed. As of September 30, 2008, there was $578,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over 2.4 years. As of September 30, 2008, there was $1.4 million of total unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over 3.9 years.
Note 6. Share Data and Common Stock
The following table sets forth a reconciliation of weighted average shares outstanding for computing basic and diluted income (loss) per common share for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Weighted average common shares outstanding, basic	20,702,485	18,284,737	20,682,167	18,024,294
Effect of dilutive stock options	—	191,312	—	191,312

Weighted average common shares outstanding, diluted	20,702,485	18,476,049	20,682,167	18,215,606

The dilutive effect of stock options is computed using the treasury stock method. Options and restricted shares on 3.4 million and 1.5 million shares in 2008 and 2007, respectively, were anti-dilutive and therefore excluded from the computation of diluted earnings per share.
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
In 2005, the Company established a dividend reinvestment plan, and during the nine months ended September 30, 2008 and the year ended December 31, 2007, issued 52,000 and 158,000 shares, respectively, in connection with dividends paid. The Company did not issue any shares of its common stock under the dividend reinvestment plan during the three months ended September 30, 2008 because it elected to satisfy the share requirements of the dividend reinvestment plan in connection with the dividend paid on July 16, 2008 through open market purchases of its common stock by the administrator of the dividend reinvestment plan. Such purchases consisted of 90,048 common shares at a cost of $589,000 which is included in distributions to stockholders. The following table reflects the Company’s dividends paid since January 1, 2007:

Date Declared	Record Date	Payment Date	Amount

July 30, 2008	September 12, 2008	October 15, 2008	$0.33
May 2, 2008	June 5, 2008	July 16, 2008	$0.33
February 27, 2008	March 14, 2008	April 16, 2008	$0.33
November 1, 2007	December 14, 2007	January 16, 2008	$0.33
August 2, 2007	September 14, 2007	October 17, 2007	$0.32
April 30, 2007	June 15, 2007	July 17, 2007	$0.32
February 23, 2007	March 15, 2007	April 18, 2007	$0.32
Note 7. Commitments and Contingencies
The balance of unused commitments to extend credit was $19.0 million and $29.3 million at September 30, 2008 and December 31, 2007, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as contingent investment draws, revolving credit arrangements or similar transactions. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the counterparty. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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
The Company leases its corporate offices and certain equipment under operating leases with terms expiring in 2011. Future minimum lease payments due under operating leases at September 30, 2008 are as follows: $61,000 — remainder of 2008, $241,000 — 2009, $247,000 — 2010, $21,000 — 2011. Rent expense was approximately $69,000 and $205,000 for the three and nine months ended September 30, 2008, respectively, and was approximately $66,000 and $177,000 for the three and nine months ended September 30, 2007, respectively. At September 30, 2008, the Company had an outstanding letter of credit in the amount of $38,000 as security deposit for the lease of the Company’s corporate offices.
Note 8. Concentrations of Credit Risk
The Company’s portfolio companies are primarily small- to mid-sized companies that operate in a variety of industries.
At September 30, 2008 and December 31, 2007, the Company’s two largest investments represented approximately 14% and 12%, respectively, of the total investment portfolio at fair value. Investment income, consisting of interest, dividends, and fees, can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given period can be highly concentrated among several portfolio companies. During the three and nine months ended September 30, 2008 and 2007, the Company did not record investment income from any portfolio company in excess of 10% of total investment income.
Note 9. Income Taxes
Effective August 1, 2005, the Company elected to be treated as a RIC. Accordingly, the Company’s RIC tax year was initially filed on a July 31 basis. The Company’s policy is to comply with the requirements of Subchapter M of the Code that are applicable to RICs and to distribute substantially all of its taxable income to its stockholders. To date, the Company has fully met all of the distribution requirements and other requirements of Subchapter M of the Code, therefore, no federal, state or local income tax provision is required. On February 11, 2008, the Company was granted permission by the Internal Revenue Service to change its RIC tax year from July 31 to December 31, effective on December 31, 2007. Accordingly, the Company prepared a short period tax return from August 1, 2007 through December 31, 2007, and will file on a calendar year basis for 2008 and thereafter.
Distributable taxable income for the period January 1, 2008 through September 30, 2008 is as follows:

January 1, 2008
to
September 30, 2008
GAAP net investment income	$19,762,000
Tax timing differences of:
Origination fees, net	(947,000)
Stock compensation expense, bonus accruals, original issue discount and depreciation and amortization	(990,000)

Tax distributable income	$17,825,000

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
Distributions which exceed tax distributable income (tax net investment income and realized gains, if any) are reported as distributions of paid-in capital (i.e., return of capital). The taxability of the distributions made during the nine months ended September 30, 2008 will be determined by the Company’s tax earnings and profits for its full tax year ending December 31, 2008. As of September 30, 2008, the Company estimates that 94% of the April 16, 2008 distribution, July 16, 2008 distribution, and the October 15, 2008 distribution will be treated as ordinary income with the balance treated as return of capital. As noted, the amount treated as return of capital will be determined at the close of the Company’s calendar 2008 tax year.
The tax cost basis of the Company’s investments as of September 30, 2008 approximates the book cost. There were no capital gain distributions in 2008 or 2007.

At September 30, 2008, the Company had a net capital loss carryforward of $3.2 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will expire in the Company’s tax fiscal year ending December 31, 2013.
Note 10. Financial Highlights

	For the Nine Months Ended
	September 30,
	2008	2007
Per Share Data:
Net asset value at beginning of period	$10.73	$10.37
Net investment income	.95	.90
Net gain (loss) on investments	—	.01
Net change in unrealized appreciation (depreciation) on investments	(.98)	(.06)
Effect of issuance of common stock	—	.41
Distributions from net investment income	(.95)	(.90)
Tax return of capital	—	(.02)
Distributions in excess of net investment income	(.04)	(.05)
Net change in unrealized swap depreciation	—	(.02)
Stock based compensation expense	.03	.03

Net asset value at end of period	$9.74	$10.67

Total net asset value return (1)	0.0%	12.3%

Per share market value, beginning of period	$10.09	$14.49
Per share market value, end of period	$6.37	$13.37

Total market value return (2)	(27.0)%	(1.0)%

Shares outstanding at end of period	20,702,485	18,291,982

Ratios and Supplemental Data:
Net assets at end of period	$201,589,000	$195,230,000
Average net assets	211,657,000	195,495,000
Ratio of operating expenses to average net assets (annualized)	7.8%	7.9%
Ratio of net investment income to average net assets (annualized)	12.4%	11.1%
Average borrowings outstanding	$138,173,000	$98,682,000
Average amount of borrowings per share	$6.67	$5.39

(1)	The total net asset value return (not annualized) reflects the change in net asset value of a share of stock, plus dividends.

(2)	The total market value return (not annualized) reflects the change in the ending market value per share plus dividends, divided by the beginning market value per share.
Note 11. Subsequent Events
On October 8, 2008, the Company, acting as the lead arranger and administrative agent, closed a $32.5 million financing to a leading provider of services for the biomedical research industry. The Company committed a total of $22.5 million to the financing investment and syndicated the remainder to another financial institution. The financing is comprised of senior and subordinated debt and an equity investment.
On October 30, 2008, the Board of Directors declared a cash dividend of $0.25 per share, payable on January 15, 2009 to stockholders of record as of the close of business on December 22, 2008. Such cash dividend is payable on total shares issued and outstanding on the record date.
On November 4, 2008, the Company received proceeds of $1.4 million in conjunction with the sale of our senior secured syndicated debt investment in Cengage Learning Acquisitions, Inc. In connection with the sale, the Company recorded a realized loss of approximately $450,000.

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
     In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in the reports we file with the SEC. Other factors that could cause actual results to differ materially include:
•	changes in the economy, including economic downturns or recessions;

•	continued instability in the financial markets, and

•	future changes in laws, accounting pronouncements or regulations.
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
Current Market Conditions
     Since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached unprecedented levels in late 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. In particular, the financial services sector has been negatively impacted by significant write-offs related to sub-prime mortgages and the re-pricing of credit risk. These events have significantly diminished overall confidence in the debt and equity markets and caused increasing economic uncertainty. This reduced confidence and uncertainty could further exacerbate the overall market disruptions and risks to businesses in need of capital. In the past, we were able to access the capital markets to finance our investment activities. However, due to the current turmoil in the equity markets, we have not been able to access the equity markets and we cannot assure you that equity capital will be available to us on favorable terms, or at all. In addition, the debt capital that will be available, if at all, may be at a higher cost, and on terms and conditions that may be less favorable.

     Moreover, the disruption in the credit markets beginning in the third quarter of 2007 has had a substantially greater impact upon valuations in those markets than has historically been experienced. A further deterioration in the credit markets or a prolonged period without improvement of market liquidity from the levels at the end of the third quarter of 2008 could adversely affect our financial position and, as a result, our ability to borrow under the Amended Securitization Facility. For example, the Amended Securitization Facility limits the amount that we may borrow thereunder to, among other things, an amount equal to our equity capital. As a result, to the extent that the valuations of the debt investments that we hold in our portfolio continue to decline due to the disruption in the credit markets, including its impact on the overall U.S. economy, the greater the decrease in our equity capital and, consequently, the lower the amount that we will be permitted to borrow under the Amended Securitization Facility.
     These conditions have limited and will continue to limit our ability to grow our investment portfolio, which, in turn, will limit our ability to make distributions to our stockholders at a specific level. See “— Liquidity and Capital Resources.”
Portfolio Composition
     Our primary business is lending to and investing in small- to mid-sized businesses through investments in senior secured loans, junior secured loans, subordinated debt investments and equity-based investments, including warrants. The fair value of our portfolio was $331.1 million and $384.7 million at September 30, 2008 and December 31, 2007, respectively.
     Total portfolio investment activity as of and for the nine months ended September 30, 2008 and the year ended December 31, 2007 was as follows:

	September 30, 2008	December 31, 2007

Beginning portfolio at fair value	$384,725,753	$257,812,235
Investments in debt securities	58,021,787	191,391,250
Investments in equity securities	2,245,936	8,925,000
Investment repayments	(86,432,830)	(67,332,023)
Increase in payment-in-kind interest/dividends	4,275,711	3,928,159
Sale of investments	(11,287,500)	(5,374,749)
Change in unearned revenue	(108,349)	(986,413)
Decrease in fair value of investments	(20,367,281)	(3,637,706)

Ending portfolio at fair value	$331,073,227	$384,725,753

     As of June 30, 2008 and December 31, 2007, the composition of our portfolio at fair value was as follows:

	September 30, 2008		December 31, 2007
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio

Senior secured revolving lines of credit	$14,016,373	4.2%	$14,841,169	3.9%
Senior secured term loans	152,200,529	46.0	174,367,981	45.3
Junior secured term loans	60,045,462	18.1	84,583,227	22.0
Senior subordinated debt	87,685,270	26.5	97,468,645	25.3
Investments in equity securities	17,125,593	5.2	13,464,731	3.5

Totals	$331,073,227	100.0%	$384,725,753	100.0%

     For the nine months ended September 30, 2008 and year ended December 31, 2007, the weighted average yield on all of our outstanding debt investments was approximately 12.4% during both periods. The weighted average balance of our debt investment portfolio during the nine months ended September 30, 2008 was $338.0 million, up from $298.5 million during the year ended December 31, 2007. Yields are computed using actual interest income earned for the year (annualized for the nine months ended September 30, 2008), including amortization of loan fees and original issue discount, divided by the weighted average fair value of debt investments. As of September 30, 2008 and December 31, 2007, $118.8 million and $138.0 million, respectively, of our portfolio investments at fair value were at fixed interest rates, which represented approximately 36% during both periods, of our total portfolio of investments at fair value. We generally structure our subordinated debt investments at fixed rates while many of our senior secured and junior secured loans are, and will be, at variable rates.
     Since 2006, we, through our special purpose subsidiary, have entered into seven interest rate swap agreements. Our swap agreements have a fixed rate range of 3.3% to 5.2% on an initial notional amount of $44.6 million. The swap agreements expire five years from issuance. The swaps were put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. For the three and nine months ended September 30, 2008, net unrealized appreciation (depreciation) attributed to the swaps were approximately ($182,000) and $35,000, respectively, and for the three and nine months ended September 30, 2007, net unrealized depreciation attributed to the swaps were approximately $382,000 and $260,000, respectively. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower rates with respect to the outstanding borrowings. At September 30, 2008, we did not hold any derivative financial instruments for hedging purposes.
     At September 30, 2008 and December 31, 2007, our equity investments consisted of common and preferred stock, LLC membership interests and warrants to acquire equity interests in certain of our portfolio companies. Warrants to acquire equity interests allow us to participate in the potential appreciation in the value of the portfolio company, while minimizing the amount of upfront cost to us.
     The composition of our investment portfolio by industry sector, using Moody’s Industry Classifications as of September 30, 2008 and December 31, 2007 at cost and fair value was as follows:

	September 30, 2008				December 31, 2007
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Machinery	$51,388,099	14.5%	$43,789,448	13.2%	$52,844,315	13.6%	$54,030,773	14.0%
Personal & Nondurable Consumer Products	39,549,277	11.1	39,378,177	11.9	51,070,705	13.2	51,280,805	13.3
Automobile	33,476,785	9.4	27,765,352	8.4	34,044,318	8.8	33,957,022	8.8
Electronics	31,926,518	9.0	32,009,255	9.7	42,296,015	10.9	42,470,710	11.0
Textiles & Leather	31,188,326	8.8	31,594,914	9.5	12,970,522	3.3	13,077,422	3.4
Printing & Publishing	28,143,866	7.9	23,113,588	7.0	19,172,972	4.9	16,303,220	4.2
Metals & Minerals	23,029,764	6.5	22,495,836	6.8	22,972,190	5.9	22,972,190	6.0
Health Care, Education & Childcare	18,997,368	5.4	18,792,551	5.7	33,686,998	8.7	33,779,798	8.8
Mining, Steel, Iron & Nonprecious Metals	18,241,484	5.2	18,186,835	5.5	10,796,410	2.8	10,785,664	2.8
Chemicals, Plastic & Rubber	16,066,635	4.5	15,291,520	4.6	10,733,851	2.8	10,730,842	2.8
Ecological	11,945,276	3.4	11,445,276	3.5	15,593,790	4.0	14,393,840	3.7
Retail Stores	11,441,670	3.2	11,373,670	3.4	10,656,911	2.7	10,637,911	2.8
Housewares & Durable Consumer Products	11,138,329	3.1	10,162,332	3.0	9,673,177	2.5	9,686,477	2.5
Grocery	8,024,664	2.3	8,075,944	2.4	23,149,458	6.0	23,287,658	6.1
Insurance	5,000,000	1.4	3,650,000	1.1	5,000,000	1.3	4,500,000	1.2
Buildings & Real Estate	4,673,432	1.3	4,673,432	1.4	4,780,826	1.2	4,780,826	1.2
Oil & Gas	3,839,897	1.1	3,839,897	1.2	3,837,555	1.0	3,837,555	1.0
Personal, Food & Miscellaneous Services	3,000,000	0.9	2,550,000	0.8	3,000,000	0.8	2,910,000	0.8
Utilities	1,865,070	0.5	1,681,500	0.5	—	—	—	—
Diversified/Conglomerate Service	1,570,736	0.4	1,032,900	0.3	9,516,840	2.4	9,245,940	2.4
Aerospace & Defense	463,168	0.1	170,800	0.1	463,168	0.1	161,600	0.1
Beverage, Food & Tobacco	—	—	—	—	9,000,000	2.3	9,000,000	2.3
Containers, Packaging & Glass	—	—	—	—	2,985,000	0.8	2,895,500	0.8

Total	$354,970,364	100.0%	$331,073,227	100.0%	$388,245,021	100.0%	$384,725,753	100.0%

(1)	Represents percentage of total portfolio.
     At September 30, 2008 and December 31, 2007, our two largest investments represented approximately 14% and 12%, respectively, of our total investment portfolio at fair value. Investment income, consisting of interest, dividends, fees, the recognition of gains on equity interests, and the recognition of unamortized deferred financing fees received from portfolio companies on the repayment of their debt investment, the sale of the debt investment or reduction of available credit under the debt investment, can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given period can be highly concentrated among several portfolio companies. During the three and nine months ended September 30, 2008 and 2007, we did not record investment income from any portfolio company in excess of 10% of total investment income.

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
     The following table shows the distribution of our debt investments on the 1 to 5 investment rating scale at fair value as of September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Investments at	Percentage of	Investments at	Percentage of
Investment Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio

1	$66,966,209	21.3%	$46,466,323	12.5%
2	181,737,230	57.9	252,730,493	68.1
3	44,442,829	14.2	57,510,986	15.5
4	10,101,040	3.2	14,553,220	3.9
5	10,700,326	3.4	—	—

Totals	$313,947,634	100.0%	$371,261,022	100.0%

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
Loans and Debt Securities on Non-Accrual Status
     At December 31, 2007, none of our loans or debt securities were on non-accrual status. At September 30, 2008, we had two of our loans on non-accrual status.
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
Comparison for the three months ended September 30, 2008 and 2007
     Total Investment Income
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
     Total investment income for the three months ended September 30, 2008 and 2007, was $10.2 million and $9.8 million, respectively. For the three months ended September 30, 2008, this amount consisted of interest income of $21,000 from cash and cash equivalents, $9.4 million of interest and dividend income from portfolio investments (which included $1.3 million in payment-in-kind or PIK interest and dividends), $460,000 in fee income and $329,000 in other investment income. For the three months ended September 30, 2007, this amount primarily consisted of interest income of $54,000 from cash and cash equivalents, $9.5 million of interest and dividend income from portfolio investments (which included $1.0 million in payment-in-kind or PIK interest and dividends), $187,000 in fee income and $11,000 in other investment income.

     The increase in our total investment income for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 was primarily attributable to a $592,000 increase in fee and other investment income related to the accelerated recognition of deferred financing fees on investment repayments. Our interest and dividend income from portfolio investments remained relatively unchanged during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 as a result of a small decrease in the weighted average yield on our debt investments, excluding the accelerated recognition of deferred financing fees on investment repayments, and a slight increase in the weighted average fair value balance outstanding of our interest bearing investment portfolio during the three months ended September 30, 2008. During the three months ended September 30, 2008, the weighted average fair value balance outstanding of our interest-bearing investment portfolio was approximately $313.8 million as compared to approximately $302.2 million during the three months ended September 30, 2007.
      Expenses
     Expenses include compensation expense, interest on our outstanding indebtedness, professional fees, and general and administrative expenses.
     Expenses for the three months ended September 30, 2008 and 2007, were $3.7 million and $4.3 million, respectively. Expenses decreased for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 by approximately $580,000, primarily as a result of lower compensation expense which decreased by $497,000, lower interest expense which decreased by $278,000, offset by higher professional fees which increased by $90,000, and higher general and administrative expenses which increased by $105,000. The lower compensation expense was principally attributable to the elimination of bonus accruals during the third quarter of 2008 given the impact of the current market environment on our performance. The decrease in interest expense was attributable to a decrease in the weighted average interest rate from 6.9% in 2007 to 5.2% in 2008 on our borrowings. Such borrowings were used primarily to fund investments. The increase in professional fees expense is primarily due to additional compliance related fees we incurred in 2008. The increase in general and administrative expenses primarily related to increased insurance costs, bank fees and travel.
      Realized Gain (Loss) on Sale of Investments
     Net realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. During the three months ended September 30, 2008, we realized a net gain of $456,000 principally from the sale of an equity investment. During the three months ended September 30, 2007, we realized a gain in the amount of $8,000 from the sale of a commitment in one portfolio company.
      Net Change in Unrealized Appreciation or (Depreciation) on Investments
     Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. During the three months ended September 30, 2008 and 2007, we recorded net unrealized depreciation of $7.1 million and $1.1 million, respectively, on our investments. For the three months ended September 30, 2008, a portion of our net unrealized depreciation, approximately $1.4 million, resulted from the decrease in quoted market prices on our syndicated loan portfolio as a result of the disruption in the credit markets for broadly syndicated loans; approximately $4.5 million resulted from a decline in the financial performance of our portfolio companies; and approximately $1.2 million of unrealized depreciation which resulted from the January 1, 2008 adoption of FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.”
      Net Unrealized Appreciation or (Depreciation) on Interest Rate Swaps
     Net unrealized appreciation (depreciation) on interest rate swaps represents the change in the fair value of our swap agreements. For the three months ended September 30, 2008 and 2007, we recorded unrealized depreciation of approximately $182,000 and $382,000, respectively, on our interest rate swap agreements. The unrealized depreciation in the value of our interest rate swap agreements in 2008 and 2007 resulted from the volatility and corresponding fluctuation in variable interest rates during the periods.
      Net Income
     Net loss was $316,000 for the quarter ended September 30, 2008 as compared to net income of $4.0 million for the quarter ended September 30, 2007. The decrease in net income was principally attributable to the recording of unrealized depreciation on investments in 2008.

Comparison for the nine months ended September 30, 2008 and 2007
     Total Investment Income
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
     Total investment income for the nine months ended September 30, 2008 and 2007, was $32.1 million and $27.8 million, respectively. For the nine months ended September 30, 2008, this amount consisted of interest income of $105,000 from cash and cash equivalents, $30.5 million of interest income from portfolio investments (which included $4.3 million in payment-in-kind or PIK interest and dividends), $816,000 in fee income and $750,000 in other investment income. For the nine months ended September 30, 2007, this amount consisted of interest income of $192,000 from cash and cash equivalents, $26.3 million of interest income from portfolio investments (which included $2.8 million in payment-in-kind or PIK interest and dividends), $881,000 in fee income and $435,000 in other investment income.
     The increase in our total investment income for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 is primarily attributable to an increase in the weighted average fair value balance outstanding of our interest-bearing investment portfolio, partially offset by a decrease in the weighted average yield of our investments (excluding the accelerated recognition of deferred financing fees on investment repayments), during the nine months ended September 30, 2008. During the nine months ended September 30, 2008, the weighted average fair value balance outstanding of our interest-bearing investment portfolio was approximately $338.0 million as compared to approximately $283.9 million during the nine months ended September 30, 2007. The weighted average yield on our investments decreased as a result of a shift in our portfolio mix towards more senior secured investments and an overall decrease in market interest rates.
     Expenses
     Expenses include compensation expense, interest on our outstanding indebtedness, professional fees, and general and administrative expenses.
     Expenses for the nine months ended September 30, 2008 and 2007, were $12.4 million and $11.6 million, respectively. Expenses increased for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, by approximately $784,000, primarily as a result of a $558,000 increase in interest expense, a $347,000 increase in professional fees, and a $323,000 increase in general and administrative expenses, offset by a $443,000 decrease in compensation expense. The higher interest expense is due to the increase in weighted average borrowings outstanding. The lower compensation expense is principally attributable to a decrease in bonus accruals in light of the impact of the current market environment on our performance. The increase in professional fees expense is primarily due to an increase in legal, valuation and compliance related fees we incurred in 2008. The increase in general and administrative expenses primarily related to proxy solicitation fees and increased insurance costs.
     Realized Gain (Loss) on Sale of Investments
     Net realized gain (loss) on sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. During the nine months ended September 30, 2008, we realized a net gain of $22,000 from the sale of an equity investment and one debt investment, offset by the cancellation of warrants which we had previously written down to zero. During the nine months ended September 30, 2007, we realized a gain of $92,000 principally due to the sale of equity warrants of one of our portfolio investments.
     Net Change in Unrealized Appreciation or (Depreciation) on Investments
     Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. During the nine months ended September 30, 2008, we recorded net unrealized depreciation of $20.4 million on our investments. For the nine months ended September 30, 2008, a portion of our net unrealized depreciation, approximately $2.8 million, resulted from the decrease in quoted market prices on our syndicated loan portfolio as a result of the disruption in the credit markets for broadly syndicated loans; approximately $12.3 million resulted from a decline in the financial performance of our portfolio companies; approximately $5.3 million resulted from the January 1, 2008 adoption of FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” During the nine months ended September 30, 2007, we recorded net unrealized depreciation of $1.0 million on our investments.

     We believe that the majority of the $5.3 million of unrealized depreciation attributable to the adoption of SFAS 157 will ultimately be reversed when we exit these investments. We invest primarily in illiquid assets with the intention to hold these assets to settlement or maturity. This is in contrast to the premise under SFAS 157 that assets generally should be valued on the basis of their current market value and, if no market exists, on the basis that they are sold in a hypothetical market at the end of each quarter. We have not historically exited our investments through the individual sale of such investments, rather we have typically exited our investments through a sale of the portfolio company or through a recapitalization of the portfolio company. Our belief that the majority of the $5.3 million of unrealized depreciation at September 30, 2008 attributable to SFAS 157 will ultimately be reversed is supported by the fact that all such unrealized depreciation related to investments we rated 1 or 2 under our investment rating system at September 30, 2008.
     Unrealized Appreciation or (Depreciation) on Interest Rate Swaps
     Net unrealized appreciation (depreciation) on interest rate swaps represents the change in the fair value of our swap agreements. For the nine months ended September 30, 2008 and 2007, we recorded unrealized appreciation (depreciation) of approximately $35,000 and ($260,000), respectively, on our interest rate swap agreements. The unrealized appreciation (depreciation) in the value of our interest rate swap agreements in 2008 and 2007 resulted from the volatility and corresponding fluctuation in variable interest rates during the periods and reversal of unrealized depreciation recorded in prior periods.
     Net Income (Loss)
     Net loss was $548,000 for the nine months ended September 30, 2008 as compared to net income of $15.1 million for the nine months ended September 30, 2007. The $15.6 million decrease in net income was primarily a result of an increase in net unrealized depreciation of $19.4 million in 2008, partially offset by an increase in net investment income of $3.5 million.
Financial Condition, Liquidity and Capital Resources
Cash, Cash Equivalents and Restricted Cash
     At September 30, 2008 and December 31, 2007, we had $999,000 and $789,000, respectively, in cash and cash equivalents. In addition, at September 30, 2008 and December 31, 2007, we had $30.3 million and $10.5 million, respectively, in restricted cash which we maintained in accordance with the terms of the Amended Securitization Facility. A portion of these funds were released to us on October 13, 2008, including $20.0 million of the restricted cash held at September 30, 2008 was released to us primarily to fund an investment that closed subsequent to the end of the quarter. See “—Recent Developments.”
Cash Flows
     For the nine months ended September 30, 2008, net cash provided by operating activities totaled $14.4 million, compared to net cash provided by operating activities of $14.6 million for the comparable 2007 period. Cash provided by (used for) investing activities totaled $37.5 million and ($66.5) million for the nine months ended September 30, 2008 and 2007, respectively. This change was principally due to lower investment originations in 2008 of $66.7 million, higher loan repayments and amortization of $31.4 million, and an increase in proceeds from investment sales of $5.8 million. Cash provided by (used for) financing activities totaled ($51.6) million and $51.0 million in the nine months ended September 30, 2008 and 2007, respectively. This change was principally due to a net decrease of $45.6 million in our net borrowings, a decrease in sale of common stock of $31.6 million, an increase of $4.8 million in dividends paid, and an increase in restricted cash of $19.7 million. The increase in restricted cash was primarily due to an investment which was scheduled to fund subsequent to the end of the third quarter of 2008, see “ — Recent Developments.”
Liquidity and Capital Resources
     We have historically relied on cash generated from our operations and debt and equity financings to fund our business. We primarily use these funds to make investments in portfolio companies in accordance with our investment objective, to pay our operating expenses and to make cash distributions to the holders of our common stock. For a discussion of our intention to continue distributing to our stockholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code, see “— Regulated Investment Company Status and Dividends.” To fund growth in our investment portfolio in the future, we will need to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
     Since the turmoil in the financial markets which began in mid-2007, we have taken a number of steps to help ensure the continued availability of liquidity. First, we increased the borrowing availability under the Amended Securitization Facility from $175 million to $225 million in April 2008. Second, we obtained stockholder approval at our 2008 annual meeting of stockholders to, subject to approval from our board of directors, including our independent directors, (i) issue securities to subscribe to, convert to, or purchase shares of our common stock and (ii) sell shares of our common stock below the then current net asset value per share.

However, in light of the recent worsening of the conditions in the financial markets and the U.S. economy overall, we are considering other measures to ensure adequate liquidity, including the sale of selected portfolio investments, forming and licensing a Small Business Investment Company subsidiary, further operating expense reductions and lowering our quarterly dividends. Although we believe that these measures should provide us with sufficient sources of liquidity to support our operations, we cannot provide any assurance that these measures will be sufficient given the unprecedented instability in the financial markets and the weakening U.S. economy.
     Moreover, the Amended Securitization Facility contains certain requirements, including minimum equity capital, rating and yield, and limitations on loan size, and each loan origination under the Securitization Facility is subject to certain conditions, see “—Borrowings.” In addition, as a business development company, we generally are required to meet a coverage ratio of total assets less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. As of September 30, 2008, this ratio was 231%. These requirements may limit our ability to fund our operations and growth with advances under the Amended Securitization Facility.
Borrowings
     On September 18, 2006, we, through a consolidated wholly-owned bankruptcy remote, special purpose subsidiary, entered into the Securitization Facility. The Securitization Facility allowed the special purpose subsidiary to borrow up to $140 million through the issuance of notes to a multi-seller commercial paper conduit. The Securitization Facility also required bank liquidity commitments (“Liquidity Facility”) to provide liquidity support to the conduit. The Liquidity Facility was provided by the lender that participated in the Securitization Facility for a period of 364-days and was renewable annually thereafter at the option of the lender. On May 2, 2007, we amended the Securitization Facility to lower the interest rate payable on any outstanding borrowings under the Securitization Facility from the commercial paper rate plus 1.35% to the commercial paper rate plus 1.00% during the period of time we were permitted to make draws under the Securitization Facility. The amendment also reduced or eliminated certain restrictions pertaining to certain loan covenants. On August 31, 2007, we amended the Securitization Facility to increase our borrowing capacity thereunder by $35 million. The amendment also extended the commitment termination date from July 23, 2009 to July 22, 2010 and reduced or eliminated certain restrictions pertaining to certain loan covenants. The Securitization Facility provided for the payment by us to the lender of a monthly fee equal to 0.25% per annum on the unused amount of the Securitization Facility.
     On April 11, 2008, we entered into the Amended Securitization Facility. The Amended Securitization Facility amended and restated the Securitization Facility to, among other things: (i) increase the borrowing capacity from $175 million to $225 million; (ii) extend the maturity date from July 22, 2010 to April 11, 2011 (unless extended prior to such date for an additional 364-day period with the consent of the lenders thereto); (iii) increase the interest rate payable under the facility from the commercial paper rate plus 1.00% to the commercial paper rate plus 1.75% on up to $175 million of outstanding borrowings and the LIBOR rate plus 1.75% on up to $50 million of outstanding borrowings; and (iv) increase the unused commitment fee from 0.25% per annum to 0.30% per annum.
     If the Amended Securitization Facility is not extended, any principal amounts then outstanding will be due on April 11, 2011. We can use the proceeds of the Amended Securitization Facility to fund loan origination activities and for general corporate purposes. Each loan origination under the Amended Securitization Facility will be subject to the satisfaction of certain conditions.
     Similar to the Securitization Facility, the Amended Securitization Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. These restrictions may affect the amount of notes the Company’s special purpose subsidiary may issue from time to time. The Amended Securitization Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Amended Securitization Facility. The Amended Securitization Facility also requires the maintenance of a Liquidity Facility. The Liquidity Facility is provided by the lenders that participate in the Securitization Facility for a period of 364-days and is renewable annually thereafter at the option of the lenders. The Liquidity Facility is scheduled to be renewed in April 2009. If the Liquidity Facility is not renewed, the Company’s ability to draw under the Amended Securitization Facility would end and the amortization period under the Amended Securitization Facility would commence. The Amended Securitization Facility is secured by all of the loans held by our special purpose subsidiary.
     As of September 30, 2008, $154.2 million was outstanding under the Amended Securitization Facility. The weighted average interest rate during the nine months ended September 30, 2008 and 2007 was 5.1% and 6.7%, respectively. At September 30, 2008, the interest rate was 5.2%.
     Since 2006, we, through our special purpose subsidiary, entered into seven interest rate swap agreements. The swap agreements have a fixed rate range of 3.3% to 5.2% on an initial notional amount of $44.6 million. The swap agreements expire five years from issuance. The swaps were put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. For the nine months ended September 30, 2008 and 2007, net unrealized appreciation (depreciation) attributed to the swaps were approximately $35,000 and ($260,000), respectively. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower rates with respect to the outstanding borrowings.

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
     To obtain and maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). In order to avoid certain excise taxes imposed on RICs, we currently distribute, with respect to each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. We intend to make distributions to our stockholders on a quarterly basis of substantially all of our annual taxable income (which includes our taxable interest and fee income). We currently intend to retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. During the nine months ended September 30, 2008 and 2007, we realized capital gains of approximately $22,000 and $92,000, respectively. In addition, at September 30, 2008, we had a net capital loss carryforward of $3.2 million to offset net capital gains until December 31, 2013. To the extent our taxable earnings for a fiscal tax year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.
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
     Under SFAS 157, we principally utilize the market approach to estimate the fair value of our equity investments where there is not a readily available market and we also utilize the income approach to estimate the fair value of our debt investments where there is not a readily available market. Under the market approach, we estimate the enterprise value of the portfolio companies in which we invest. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. We generally require portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically, private companies are valued based on multiples of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), cash flows, net income, revenues, or in limited cases, book value.
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

     The fair value of our investments at September 30, 2008, and December 31, 2007 was determined in good faith by our board of directors. Duff & Phelps, LLC, an independent valuation firm (“Duff & Phelps”), provided third party valuation consulting services to us which consisted of certain mutually agreed upon limited procedures that we engaged them to perform. At September 30, 2008 and at December 31, 2007, we asked Duff & Phelps to perform the limited procedures on investments in 13 and 15 portfolio companies, respectively, comprising approximately 42% and 49% of the total investments at fair value, respectively. Upon completion of their limited procedures, Duff & Phelps concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable. Our Board of Directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process.
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
Payment-in-Kind or PIK Interest and Dividends
     We include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind or PIK interest or dividends, which represents either contractually deferred interest added to the loan balance that is generally due at the end of the loan term or contractually deferred dividends added to our equity investment in the portfolio company. We will cease accruing PIK interest if we do not expect the portfolio company to be able to pay all principal and interest due, and we will cease accruing PIK dividends if we do not expect the portfolio company to be able to make PIK dividend payments in the future. In certain cases, a portfolio company makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a portfolio company’s loan can increase while the total outstanding amount of the loan to that portfolio company may stay the same or decrease. Accrued PIK interest and dividends represented $5.7 million or 1.7% of our portfolio of investments at fair value as of September 30, 2008 and $4.7 million or 1.2% of our portfolio of investments at fair value as of December 31, 2007. The net increase in loan and equity balances as a result of contracted PIK arrangements are separately identified on our statements of cash flows.
     PIK related activity for the nine months ended September 30, 2008 was as follows:

Nine Months Ended
September 30, 2008
Beginning PIK balance	$4,714,356
PIK interest and dividends earned during the period	4,275,711
PIK conversion to equity	(1,519,567)
PIK receipts during the period	(1,766,308)

Ending PIK balance	$5,704,192

Interest and Dividend Income Recognition
     Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. When a loan or debt security becomes 90 days or more past due, or if we otherwise do not expect the debtor to be able to service its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. To the extent interest payments are received on a loan that is not accruing interest, we may use such payments to reduce our cost basis in the investment in lieu of recognizing interest income. At December 31, 2007, none of our loans and debt securities were greater than 90 days past due or on non-accrual. At September 30, 2008, we had two of our loans on non-accrual status.

     Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are expected to be collected. Dividend income on common equity securities is recorded on the record date for private companies and the ex-dividend date for publicly traded companies.
Off-Balance Sheet Arrangements
     We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. We attempt to limit our credit risk by conducting extensive due diligence, negotiating appropriate financial covenants and obtaining collateral where necessary. As of September 30, 2008, we had unused commitments to extend credit to our portfolio companies of $19.0 million, which are not reflected on our balance sheet.
     In connection with the Amended Securitization Facility, our consolidated special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions. We have agreed to guarantee the payment of certain swap breakage costs that may be payable by our special purpose subsidiary in connection with any such interest rate swap agreements or other interest rate hedging transactions. At September 30, 2008, we had seven interest rate swap agreements outstanding. See “ — Financial Condition, Liquidity and Capital Resources — Borrowings.”
Contractual Obligations
     As of September 30, 2008, we had $154.2 million outstanding under the Amended Securitization Facility. Our Amended Securitization Facility is due in April 2011. The Amended Securitization Facility contains provisions for the payment of any outstanding balance upon maturity. On August 11, 2005, we entered into a lease agreement for office space expiring on January 15, 2011. Future minimum lease payments due under the office lease and for certain office equipment are as follows: remainder of 2008 — $61,000; 2009 — $241,000; 2010 — $247,000; 2011 — $21,000.
Recent Developments
     On October 8, 2008, we, acting as the lead arranger and administrative agent, closed a $32.5 million financing to a leading provider of services for the biomedical research industry. We committed a total of $22.5 million to the financing investment and syndicated the remainder to another financial institution. The financing is comprised of senior and subordinated debt and an equity investment.
     On October 30, 2008, the Board of Directors declared a cash dividend of $0.25 per share, payable on January 15, 2009 to stockholders of record as of the close of business on December 22, 2008. Such cash dividend is payable on total shares issued and outstanding on the record date. Our board has decided to lower our quarterly per share dividend to $0.25 from $0.33. The reduction reflects our belief that the remainder of 2008 and much of 2009 will be characterized by substantially lower closed deal volume. We also expect further capital deployment to be hindered by our inability currently to access the public equity markets and limitations on our ability to use leverage to fund our investment activities. In addition to lower expected revenue over the next 12 months, we also expect borrowing costs to rise as well. The liquidity facility associated with our securitization revolving credit facility matures in April 2009. We fully expect a meaningful increase in our borrowing costs in connection with its extension.
      On November 4, 2008, we received proceeds of $1.4 million in conjunction with the sale of our senior secured syndicated debt investment in Cengage Learning Acquisitions, Inc. In connection with the sale, we recorded a realized loss of approximately $450,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There has been no material change in quantitative and qualitative disclosures about market risks since December 31, 2007.
Item 4. Controls and Procedures
(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.
(b)	There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors
     There were no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2007 and quarterly report on Form 10-Q for the six months ended June 30, 2008.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2008.

PATRIOT CAPITAL FUNDING, INC.
By:	/s/ Richard P. Buckanavage
Richard P. Buckanavage Chief Executive Officer and President

By:	/s/ William E. Alvarez, Jr.
William E. Alvarez, Jr.
Executive Vice President, Chief Financial Officer and Secretary