Form 10-K
period 2008-12-31
Patriot Capital Funding, Inc.
filed 2009-03-16
CIK 1321560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  YES ☐     NO ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $122,000,000.

The registrant had 20,950,501 outstanding shares of common stock as of March 12, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

PART I

ITEM 1.  Business

In light of the unprecedented instability in the financial markets and the severe slowdown in the overall economy, we do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business in the manner in which we have historically operated. As a result, our short-term business focus has shifted from making debt and equity investments to preserving our liquidity position. In this regard, we are currently negotiating the renewal of the liquidity facility, which matures in April 2009, supporting our second amended and restated securitization revolving credit facility with certain liquidity banks. In the event that the liquidity banks do not renew the liquidity facility, the terms of the second amended and restated securitization revolving credit facility require that all principal and interest collected from the debt investments secured by the facility must be used to pay down amounts outstanding under the facility by April 2011. Because substantially all of our debt investments are secured by our second amended and restated securitization revolving credit facility, we cannot provide any assurance that we would have sufficient cash and liquid assets to fund normal operations and dividend distributions to our stockholders during the period of time when we are required to repay amounts outstanding under the second amended and restated securitization revolving credit facility if such amounts became due. If the liquidity facility is not renewed, we believe that we may be able to negotiate an arrangement with the lenders of the second amended and restated securitization revolving credit facility for repayment terms that do not require us to use all principal and interest collected from the debt investments secured by the facility to pay down amounts outstanding thereunder, however, we cannot provide any assurance that we will be able to do so. As a result, if the Company was unable to (i) renew the liquidity facility supporting our second amended and restated securitization revolving credit facility or (ii) negotiate an arrangement with the lenders of the second amended and restated securitization revolving credit facility for repayment terms that do not require us to use all principal and interest collected from the debt investments secured by the facility to pay down amounts outstanding thereunder there would be a significant adverse impact on our financial position and operating results.

Moreover, because of the uncertainty surrounding the renewal of the liquidity facility, our independent registered public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern, however the opinion further states that the uncertainty regarding the renewal of the liquidity facility raises substantial doubt about our ability to continue as a going concern. In addition, our board of directors has postponed making a decision regarding the declaration of our first quarter 2009 dividend until we have more information on whether the liquidity facility will be renewed.

Finally, even if the liquidity facility is renewed and, as a result, the reason for the going concern qualification contained in the opinion of our independent registered public accounting firm is resolved, our ability to operate our business in the manner in which we have historically operated which is described in detail below, will be constrained until our ability to access the debt and equity capital markets improves.

General

We are a specialty finance company that provides customized financing solutions to small- to mid-sized companies. Our ability to invest across a company’s capital structure, from senior secured loans to equity securities, allows us to offer a comprehensive suite of financing solutions, including “one-stop” financings. Our “one-stop” financing typically includes a revolving line of credit, one or more senior secured term loans and a subordinated debt investment. We also make equity co-investments of generally up to $3.0 million and investments in broadly syndicated loans. We primarily finance privately-held companies in transactions initiated by private equity sponsors.

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

We typically make investments of $3 million to $20 million in companies with $10 million to $100 million in annual revenues that operate in diverse industry sectors. As of December 31, 2008, we had debt investments in 32 portfolio companies with an aggregate fair value of $308.1 million, and warrants to purchase shares of common stock in two portfolio companies and equity investments (other than warrants) in 21 portfolio companies with an aggregate fair value of $14.3 million.

As of December 31, 2008, senior secured revolving lines of credit, senior secured term loans, junior secured term loans, subordinated debt and equity investments comprised approximately 3.2%, 45.4%, 18.0%, 29.0%, and 4.4%, respectively, of our investment portfolio at fair value. For the year ended December 31, 2008, the weighted average yield on all of our outstanding debt investments was approximately 12.1%.

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

As a business development company, we are required to comply with numerous regulatory requirements. We finance our investments using debt and equity. However, our ability to use debt is limited in certain significant respects. See “Business — Regulations — Regulation as a Business Development Company.” We have elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code, or the Code. See “Business — Regulations — Taxation as a Regulated Investment Company.” As a RIC, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders as dividends if we meet certain source-of-income, income distribution and asset diversification requirements.

Corporate History and Information

We were founded in November 2002 by Richard P. Buckanavage, our president and chief executive officer, Timothy W. Hassler, our chief investment officer, and Compass Group Investments, Inc., a private investment firm providing capital to middle market companies. Prior to our founding, Mr. Buckanavage was a managing director and the head of debt sales at GE Capital Markets, Inc. and Mr. Hassler was a director in the capital markets division of U.S. Bank National Association. Messrs. Buckanavage and Hassler have more than 35 years of combined experience lending to, and investing in, small- to mid-sized companies.

Since we commenced investment operations in 2003, and prior to our initial public offering in 2005, we conducted our business through two separate entities, Patriot Capital Funding, Inc. and Wilton Funding, LLC. Patriot Capital Funding, Inc. originated, arranged and serviced the investments made by Wilton Funding, LLC, which invested in debt instruments and warrants of U.S.-based companies. In connection with the consummation of our initial public offering, Wilton Funding, LLC merged with and into Patriot Capital Funding, Inc.

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

Our Business Strategy

Our investment objective is to generate both current cash income and capital appreciation through debt and equity investments in small- to mid-sized companies. We have adopted the following business strategy to achieve our investment objective:

•	Deliver a comprehensive suite of customized financing solutions in a responsive and efficient manner. Our goal is to provide a comprehensive suite of customized financing solutions in a responsive and efficient manner to private equity sponsors in connection with their proposed investments in small- to mid-sized companies. Private equity sponsors with whom we work require a high level of creativity and knowledge in structuring investment transactions. Our ability to provide financing across all levels of a company’s capital structure appeals to private equity sponsors that typically seek to rely on a limited number of third party financing sources for their investment transactions in order to facilitate and ensure the timely closing of such transactions. We believe our ability to provide a comprehensive suite of customized financing solutions sets us apart from other lenders that focus on providing a limited number of financing solutions.

•	Capitalize on our strong private equity sponsor relationships. We are committed to establishing, building and maintaining our private equity sponsor relationships. Our marketing efforts are focused on building and maintaining relationships with private equity sponsors that routinely make investments in the small- to mid-sized companies that we target. We believe that our relationships with private equity sponsors provide us with, in addition to potential investment opportunities, other significant benefits, including an additional layer of due diligence and additional monitoring capabilities. Private equity sponsors also provide our portfolio companies with significant benefits, including strategic guidance, and an additional potential source of capital and operational expertise. We have assembled a management team that has developed an extensive network of private equity sponsor relationships in our target market over the last 15 years. We believe that our management team’s relationships with these private equity sponsors will provide us with significant investment opportunities.

•	Employ disciplined underwriting policies and maintain rigorous portfolio monitoring. We have an extensive investment underwriting and monitoring process. We conduct a thorough analysis of each potential portfolio company and its prospects, competitive position, financial performance and industry dynamics. We stress the importance of credit and risk analysis in our underwriting process. We believe that our continued adherence to this disciplined process will permit us to mitigate loan losses, to continue to generate a stable and diversified revenue stream of current income from our debt investments and provide us with the ability to make distributions to our stockholders.

•	Leverage the skills of our experienced management team. Our management team is led by our president and chief executive officer, Mr. Buckanavage, and our chief investment officer, Mr. Hassler, who combined have more than 35 years of experience in lending to, and investing in, small- to mid-sized companies. The members of our management team have broad investment backgrounds, with prior experience at specialty finance companies, middle market commercial banks and other financial services companies. We believe that the experience and contacts of our management team will continue to allow us to effectively implement the key aspects of our business strategy.

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

Our investment committee consists of our president and chief executive officer, Mr. Buckanavage, our chief investment officer, Mr. Hassler, our executive vice president and chief compliance officer, Clifford L. Wells, and our executive vice president and managing director, Matthew R. Colucci.

All actions described above that require the approval of our investment committee must be approved by each member of our investment committee at a meeting at which at least a majority of the members of our investment committee is present.

Investments

We generally target investments of approximately $3 million to $20 million in companies with annual revenues between $10 million and $100 million. Our ability to invest across a company’s capital structure, from senior secured loans to equity securities allows us to offer companies a comprehensive suite of financing solutions, including “one-stop” financing. Our “one-stop” financing typically includes a revolving line of credit, one or more senior secured term loans and a subordinated debt investment. Our loans may include both debt and equity components. The debt instruments provide for returns in the form of interest payments, including payment-in-kind or PIK interest, while the equity instruments, such as warrants and non-control, equity co-investments, provide us with an opportunity to participate in the capital appreciation of the portfolio company and, to a lesser extent, returns in the form of dividend payments, as well as payment-in-kind or PIK dividends.

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

Subordinated Debt

Our subordinated debt investments generally have terms of 5 to 7.5 years and provide for a fixed interest rate. A portion of our subordinated debt investments may be secured by a second priority security interest in the assets of the borrower. We may make subordinated debt investments on a stand-alone basis, or in conjunction with a senior secured loan, a junior secured loan or a “one-stop” financing. Our subordinated debt investments can include an equity component, such as warrants to purchase common stock in the portfolio company, and payment-in-kind, or PIK, interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity.

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

Broadly Syndicated Loans

In addition to the investments described above, we also make investments in broadly syndicated loans. A syndicated loan is a loan that is provided by a group of lenders and is structured, arranged and administered by one or several commercial or investment banks known as arrangers. Our syndicated loans generally have terms of 4 to 7.5 years, provide for a variable or fixed interest rate and are secured by a first or second priority security interest in all existing and future assets of the borrower.

Equity Investments

When we provide a “one-stop” financing or when we make a subordinated debt investment, we may acquire warrants to purchase common stock or other equity interests in the portfolio company. The warrants we receive in connection with these investments generally are detachable and require only a nominal cost to exercise. In addition, we may from time to time make non-control, equity co-investments of generally up to $3.0 million in companies in conjunction with private equity sponsors. We generally seek to structure our equity investments, such as warrants and direct equity co-investments, to provide us with minority rights provisions and event-driven puts. We also seek to obtain registration rights in connection with these investments, which may include demand and “piggyback” registration rights. Certain equity investments include payment-in-kind or PIK dividends, which represent contractually deferred dividends added to the balance of our equity investment.

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

(ii) has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

(iii) is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

(iv) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

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

Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). On June 24, 2008, our stockholders approved proposals that (1) authorize us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year ending on the earlier of June 23, 2009 or the date of our 2009 annual meeting of stockholders and (2) authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding (other than senior securities representing indebtedness issued in consideration of a privately arranged loan which is not intended to be publicly distributed), we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. The code of ethics is available on our website on the Internet at www.patcapfunding.com.

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

We are periodically examined by the SEC for compliance with the 1940 Act.

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

To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). In order to avoid certain excise taxes imposed on RICs, we must distribute, with respect to each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for the preceding years that were not distributed during such years. To the extent our taxable earnings for a fiscal tax year fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in our second amended and restated securitization revolving credit facility. If we do not distribute a certain percentage of our taxable income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure stockholders that they will receive any distributions at a particular level.

Pursuant to a recent revenue procedure issued by the Internal Revenue Service, or the IRS, the IRS has indicated that it will treat distributions from certain publicly traded RICs (including business development companies) that are paid part in cash and part in stock as dividends that would satisfy the RIC’s annual distribution requirements. In order to qualify for such treatment, the revenue procedure requires that at least 10% of the total distribution be paid in cash and that each stockholder have a right to elect to receive its entire distribution in cash. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a proportionate share of the cash to be distributed (although no stockholder electing to receive cash may receive less than 10% of such stockholder’s distribution in cash). This revenue procedure applies to distributions made during 2009. In light of the uncertainty in the financial markets and the economy, we may determine to make dividend distributions partly in cash and shares as an additional measure to preserve liquidity.

Determination of Net Asset Value

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Standards No. 157 — Fair Value Measurements, or SFAS 157, which became effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

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

Concurrent with our adoption of SFAS 157, effective January 1, 2008, we augmented the valuation techniques we use to estimate the fair value of our debt investments where there is not a readily available market value (Level 3). Prior to January 1, 2008, we estimated the fair value of our Level 3 debt investments by first estimating the enterprise value of the portfolio company which issued the debt investment. To estimate the enterprise value of a portfolio company, we analyzed various factors, including the portfolio companies historical and projected financial results. Typically, private companies are valued based on multiples of

EBITDA (Earning Before Interest, Taxes, Depreciation and Amortization), cash flow, net income, revenues or, in limited instances, book value.

In estimating a multiple to use for valuation purposes, we looked to private merger and acquisition statistics, discounted public trading multiples or industry practices. In some cases, we considered the best valuation methodology may have been a discounted cash flow analysis based on future projections. If a portfolio company was distressed, a liquidation analysis may have provided the best indication of enterprise value. If there was adequate enterprise value to support the repayment of our debt, the fair value of the Level 3 loan or debt security normally corresponded to cost plus the amortized original issue discount unless the borrower’s condition or other factors lead to a determination of fair value at a different amount.

Beginning on January 1, 2008, we also introduced a bond-yield model to value these investments based on the present value of expected cash flows. The primary inputs into the model are market interest rates for debt with similar characteristics and an adjustment for the portfolio company’s credit risk. The credit risk component of the valuation considers several factors including financial performance, business outlook, debt priority and collateral position.

The fair value of our investments at December 31, 2008, and December 31, 2007 was determined in good faith by our board of directors. Duff & Phelps, LLC, an independent valuation firm (“Duff & Phelps”), provided third party valuation consulting services to us which consisted of certain mutually agreed upon limited procedures, (which limited procedures did not include any audit, review, compilation, or examination or attestation under auditing standards generally accepted in the United States of America), that we engaged them to perform. During the three months ended December 31, 2008 and 2007, we asked Duff & Phelps to perform the limited procedures on investments in 12 and 15, respectively, portfolio companies comprising approximately 38% and 49%, respectively, of the total investments at fair value. Upon completion of their limited procedures at December 31, 2008 and 2007, respectively, Duff & Phelps concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable. During the years 2008 and 2007, Duff & Phelps performed the limited procedures on 100% of our portfolio companies with debt investments, excluding broadly syndicated loans. Our board of directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process.

Our board of directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;

•	Valuation conclusions are documented and discussed with our investment committee;

•	The valuation committee of our board of directors reviews the valuation conclusions prepared by our investment professionals;

•	Duff & Phelps, an independent valuation firm, performs certain mutually agreed limited procedures that we have identified and asked them to perform on a selection of our portfolio company valuation conclusions; and

•	Using the results of the above procedures, our board of directors determines the fair value of each investment in our portfolio in good faith.

Determination of the fair value involves subjective judgments and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

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

Employees

As of December 31, 2008, we had 13 employees, including investment and portfolio management professionals, and operations professionals.

ITEM 1A.	Risk Factors

Risk Factors

Investing in our common stock involves a number of significant risks. We cannot assure you that we will achieve our investment objective. You should consider carefully the risks described below and all other information contained in this annual report on Form 10-K, including our financial statements and the related notes.

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that the uncertainty regarding the renewal of our liquidity facility raises substantial doubt about our ability to continue as a going concern. Specifically, we are currently negotiating the renewal of the liquidity facility, which matures in April 2009, supporting our second amended and restated securitization revolving credit facility with certain liquidity banks. In the event that the liquidity banks do not renew the liquidity facility, the terms of the second amended and restated securitization revolving credit facility require that all principal and interest collected from the debt investments secured by the facility must be used to pay down amounts outstanding under the facility by April 2011. Because substantially all of our debt investments are secured by our second amended and restated securitization revolving credit facility, we cannot provide any assurance that we would have sufficient cash and liquid assets to fund normal operations and dividend distributions to our stockholders during the period of time when we are required to repay amounts outstanding under the second amended and restated securitization revolving credit facility if such amounts became due. If the liquidity facility is not renewed, we believe that we may be able to negotiate an arrangement with the lenders of the second amended and restated securitization revolving credit facility for repayment terms that do not require us to use all principal and interest collected from the debt investments secured by the facility to pay down amounts outstanding thereunder, however, we cannot provide any assurance that we will be able to do so. As a result, if the Company was unable to (i) renew the liquidity facility supporting our second amended and restated securitization revolving credit facility or (ii) negotiate an arrangement with the lenders of the second amended and restated securitization revolving credit facility for repayment terms that do not require us to use all principal and interest collected from the debt investments secured by the facility to pay down amounts outstanding thereunder there would be a significant adverse impact on our financial position and operating results.

We are currently in a period of capital markets disruption and recession and we do not expect these conditions to improve in the near future. These conditions could adversely affect our financial position and operating results and impair our portfolio companies’ financial positions and operating results, which could, in turn, harm our financial position and operating results.

The capital markets have been experiencing extreme volatility and disruption since mid-2007 and the U.S. economy has entered into a recession. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. In this regard, we can provide no assurance that the liquidity facility associated with our second amended and restated securitization revolving credit facility will be renewed when it matures in April 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Borrowings” for a more detailed discussion of the liquidity facility. These events, including the non-renewal of the liquidity facility, could limit our investment originations, limit our ability to grow and pay dividends and negatively impact our operating results.

In addition, many of our portfolio companies are susceptible to economic slowdowns or recessions. An economic slowdown or recession, including the current one and any future slowdowns or recessions, may affect the ability of our portfolio companies to repay our loans or engage in a liquidity event such as a sale, recapitalization or initial public offering. Our nonperforming assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of any collateral securing some of our loans. These conditions could lead to losses of value in our portfolio and a decrease in our revenues, net income and assets.

Because we must distribute at least 90% of our taxable income to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

In order to qualify for the tax benefits available to RICs, we must distribute to our stockholders at least 90% of our annual taxable income. As a result, we will likely need to raise capital from other sources to grow our business. As a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, if at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline.

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

Our business will require capital. We may acquire additional capital from the following sources:

Senior Securities and Other Indebtedness.  We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities, up to the maximum amount permitted by the 1940 Act. If we issue senior securities, including debt or preferred stock, we will be exposed to additional risks, including the following:

•	Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we will not be permitted to issue additional debt securities or preferred stock and/or make additional borrowings from banks or other financial institutions until we are able to satisfy this test.

•	Any amounts that we use to service our debt or make payments on preferred stock will not be available for dividends to our common stockholders.

•	It is likely that any senior securities or other indebtedness we issue will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.

•	We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities and other indebtedness.

•	Preferred stock or any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock, including separate voting rights and could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.

Additional Common Stock.  We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In this regard, on June 24, 2008, our stockholders approved proposals that (1) authorize us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year ending on the earlier of June 23, 2009 or the date of our 2009 annual meeting of stockholders and (2) authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

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

At our 2008 annual meeting of stockholders, our stockholders approved two proposals designed to allow us to access the capital markets in ways that we were previously unable to as a result of restrictions that, absent stockholder approval, apply to business development companies under the 1940 Act. Specifically, our stockholders approved proposals that (1) authorize us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year ending on the earlier of June 23, 2009 or the date of our 2009 annual meeting of stockholders and (2) authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock or securities to subscribe to, convert to, or purchase shares of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.

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

We depend on the diligence, skill and network of business contacts of the investment professionals we employ for the sourcing, evaluation, negotiation, structuring and monitoring of our investments. Our future success will also depend, to a significant extent, on the continued service and coordination of our senior management team, particularly, Richard P. Buckanavage, our president and chief executive officer, and Timothy W. Hassler, our chief investment officer. The departure of Mr. Buckanavage, Mr. Hassler or any member of our senior management team could have a material adverse effect on our ability to achieve our investment objective. In addition, if both of Messrs. Buckanavage and Hassler cease to be employed by us, the lender under our second amended and restated securitization revolving credit facility could, absent a waiver or cure, terminate the facility.

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

We operate in a competitive market for investment opportunities.

We compete for investments with other business development companies and other investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us, including from federal government agencies through federal rescue programs such as the U.S. Department of the Treasury’s Financial Stability Plan (which was formerly known as the Trouble Asset Relief Program). In addition, some of our competitors may have higher risk tolerances or different risk assessments. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than us. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a business development company.

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

The agreements governing our second amended and restated securitization revolving credit facility contain various covenants and provide for certain minimum financial covenants.

We have entered into a second amended and restated securitization revolving credit facility with an entity affiliated with BMO Capital Markets Corp. and Branch Banking and Trust Company. The agreements governing this facility contain customary default provisions such as the termination or departure of both Messrs. Buckanavage and Hassler, a material adverse change in our business and the failure to maintain certain minimum loan quality and performance standards. An event of default under the facility would result, among other things, in termination of the availability of further funds under the facility and an accelerated maturity date for all amounts outstanding under the facility, which would likely disrupt our business and, potentially, the portfolio companies whose loans we financed through the facility. This could reduce our revenues and, by delaying any cash payment allowed to us under the facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC. If we default under certain provisions, the facility also limits our ability to declare dividends. As of December 31, 2008, we were in technical default of one of the debt covenants under the Amended Securitization Facility, which was cured within the timeframe allowed by the facility.

Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot assure you that we will be able to borrow funds under the facility at any particular time or at all. For a discussion of the possible occurrence of an event that will result in the termination of the availability of further funds under the facility and the requirement to immediately repay amounts outstanding under the facility over a period of two years, see “Risk Factors — There is substantial doubt about our ability to continue as a going concern.”

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

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in part in our stock. Under a recently issued IRS revenue procedure, up to 90% of any such taxable dividend for 2009 could be payable in our stock. Taxable stockholders receiving such dividends would be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board of directors. We are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized loss for any asset we believe has decreased in value. Typically there is not a public market for the securities of the privately-held companies in which we have invested and will generally continue to invest. As a result, we value our investments in privately-held companies on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines established by our board of directors. In accordance with Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” we principally utilize the market approach to estimate the fair value of our equity investments where there is not a readily available market and we principally utilize the income approach to estimate the fair value of our debt investments where there is not a readily available market. Under the market approach, we estimate the enterprise value of the portfolio companies in which we invest. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values from which we derive a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. We generally require portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically, private companies are valued based on multiples of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), cash flows, net income, revenues, or in limited cases, book value. The private equity industry uses financial measures such as EBITDA in order to assess a portfolio company’s financial performance and to value a portfolio company. When using EBITDA to determine enterprise value, we may adjust EBITDA for non-recurring items. Such adjustments are intended to normalize EBITDA to reflect the portfolio company’s earnings power. Adjustments to EBITDA may include compensation to previous owners, acquisition, recapitalization, restructuring related items and, one-time non-recurring income or expense items.

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

Price declines and illiquidity in the large corporate leverage loan market have adversely affected, and may continue to adversely affect, the fair value of our syndicated loan portfolio, reducing our net asset value through increased net unrealized depreciation.

The continuing unprecedented declines in prices and illiquidity in the large corporate leverage loan market have resulted in significant unrealized depreciation in our syndicated loan portfolio. Conditions in the large corporate leverage loan market may continue to deteriorate which could cause pricing levels to continue to decline. As a result, we may continue to suffer additional unrealized losses and could incur significant realized losses in future periods in connection with the sale of our syndicated loans, which could have a material adverse impact on our business, financial condition and results of operations.

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

We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company and financial covenants contained in our loan agreements, we may be limited in our ability to make distributions.

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

Shares of closed-end investment companies, including BDCs, may trade at a discount to their net asset value.

Shares of closed-end investment companies, including BDCs, may trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In recent quarters, the price of our common stock has traded at prices below our net asset value. It should be noted that substantially all of the other BDCs share prices have also traded at prices below their net asset value.

In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. See “Risk Factors — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock” for a discussion of proposals approved by our stockholders that permit us to issue shares of our common stock below net asset value.

Our common stock could be delisted from the Nasdaq Global Select Market if we are unable to maintain our compliance with Nasdaq listing requirements.

In recent months, many public companies whose securities trade on the Nasdaq Global Select Market have experienced significant volatility and sharp declines in their stock prices. In general, in order to meet Nasdaq’s continued listing standards, the closing bid of a company’s common stock must be at least $1.00 per share. Recently, a large number of companies have seen their common stock trade at prices below $1.00 per share. In recognition of this, on October 16, 2008, Nasdaq made a rule filing with the SEC to temporarily suspend its bid price continued listing requirement until January 16, 2009. On December 19, 2008, Nasdaq further extended this time period through April 20, 2009.

Absent Nasdaq’s recent actions, if the closing bid price per share for our common stock were to fall below $1.00 per share for 30 consecutive business days, we would receive notification from Nasdaq indicating that we are not in compliance with Nasdaq Marketplace Rule 4450(a)(5). In accordance with NASDAQ Marketplace Rule 4450(e)(2), we would then be provided 180 calendar days to regain compliance.

To regain compliance with the minimum bid price requirement, the closing bid price of our common stock must remain at $1.00 per share or more for a minimum of ten consecutive business days. If we were unable to regain compliance, we would be able to apply to list our common stock on the Nasdaq Capital Market and Nasdaq will determine whether we meet the Nasdaq Capital Market initial listing criteria as set forth in Nasdaq Marketplace Rule 4310(c), except for the minimum bid price requirement. If we were able to meet the Nasdaq Capital Market initial listing criteria, Nasdaq may notify us that we have been granted an additional 180 calendar days to come into compliance with the minimum bid price requirement. If we were not able to meet the initial listing criteria, Nasdaq may provide us with written notification that our common stock would be delisted. At that time, we would be permitted to appeal Nasdaq’s determination to delist our common stock to a Nasdaq Listings Qualifications Panel.

Delisting from the Nasdaq could have an adverse effect on our business and on the trading of our common stock. If a delisting of our common stock from Nasdaq were to occur, our common stock would trade on the Over-the-Counter Bulletin Board or on the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives generally are considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, could be affected adversely.

Terrorist attacks, acts of war or natural disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

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

No matters were submitted to a vote of stockholders during the quarter ended December 31, 2008.

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

	High	Low

Fiscal year 2008
First quarter	$11.61	$9.57
Second quarter	$10.99	$6.25
Third quarter	$7.83	$5.55
Fourth quarter	$6.03	$2.12
Fiscal year 2007
First quarter	$14.57	$13.15
Second quarter	$15.65	$14.04
Third quarter	$15.24	$12.13
Fourth quarter	$13.35	$10.09

As of March 3, 2009, we had 34 stockholders of record of our common stock. In addition, we believe we had approximately 16,000 beneficial owners, whose shares of common stock are held in the names of brokers, dealers and clearing agencies.

Sales of Unregistered Securities

During the years ended December 31, 2008 and 2007, we issued a total of 177,000 and 158,000, respectively, shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of our common stock sold under the dividend reinvestment plan was approximately $1.1 million and $2.2 million during the years ended December 31, 2008 and 2007, respectively.

Dividends

Our quarterly dividends, if any, will be determined by our board of directors. Historically, our board of directors has declared our quarterly dividends prior to the completion of the fiscal quarter to which such dividends relate. However, our board of directors has postponed making a decision regarding the declaration of the first quarter 2009 dividend until it has more information on whether the liquidity facility will be renewed. Moreover, in light of the unprecedented uncertainty regarding the financial markets and the economy, our board of directors is considering whether to alter its historical dividend declaration practice and declare dividends subsequent to the completion of the fiscal quarter to which such dividends relate.

We have elected to be taxed as a RIC under Subchapter M of the Code. As long as we qualify for RIC tax benefits, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis. Our second amended and restated securitization revolving credit facility limits our ability to declare dividends if we default under certain provisions. In addition, the asset coverage test applicable to us as a business development company may limit our ability to pay dividends.

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

The following table summarizes our dividends declared during the last two fiscal years:

Date Declared	Record Date	Payment Date	Amount

2008
October 30, 2008	December 22, 2008	January 15, 2009	$0.25
July 30, 2008	September 12, 2008	October 15, 2008	$0.33
May 2, 2008	June 5, 2008	July 16, 2008	$0.33
February 27, 2008	March 14, 2008	April 16, 2008	$0.33

Total — 2008			$1.24

2007
November 1, 2007	December 14, 2007	January 16, 2008	$0.33
August 2, 2007	September 14, 2007	October 17, 2007	$0.32
April 30, 2007	June 15, 2007	July 17, 2007	$0.32
February 23, 2007	March 15, 2007	April 18, 2007	$0.32

Total — 2007			$1.29

We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends. Stockholders who receive dividends in the form of stock will be subject to the same federal, state and local tax consequences as stockholders who elect to receive their dividends in cash. We have the option to satisfy the share requirements of the dividend reinvestment plan through the issuance of new shares of our common stock or through open market purchases of our common stock by the administrator of the dividend reinvestment plan. The number of newly issued shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of our common stock at the close of regular trading on The Nasdaq Global Select Market on the dividend payment date. Shares purchased in open market transactions by the administrator of the dividend reinvestment plan will be allocated to a stockholder based upon the average purchase price, excluding any brokerage charges or other chargers, of all shares of common stock purchased with respect to the dividend. See “Business — Regulations — Taxation as a Regulated Investment Company for a discussion of a recent revenue procedure issued by the IRS.

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative stockholder return on our common stock from July 28, 2005 to December 31, 2008 with (i) the Nasdaq Composite Index, and (ii) the Patriot Capital Funding Peer Group index. This comparison assumes $100.00 was invested on July 28, 2005 (the date our common stock began to trade on the Nasdaq National Market (now known as the Nasdaq Global Select Market) in connection with our initial public offering) in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF 42 MONTH CUMULATIVE TOTAL RETURN*
Among Patriot Capital Funding, Inc., The NASDAQ Composite Index
And A Peer Group

*$100 invested on 7/28/05 in stock or 6/30/05 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Company/Index	7-28-05(1)	2005	2006	2007	2008
Patriot Capital Funding, Inc.	$100	$90	$117	$90	$39
Nasdaq Composite Index	$100	$108	$122	$133	$77
Patriot Capital Funding Peer Group(2)	$100	$93	$118	$102	$65

(1)	From July 28, 2005, the date our common stock began to trade on the Nasdaq National Market (now known as the Nasdaq Global Select Market) in connection our initial public offering.

(2)	The Patriot Capital Funding Peer Group consists of the following investment companies that have elected to be regulated as business development companies under the 1940 Act: Ares Capital Corporation, Gladstone Capital Corporation, Gladstone Investment Corporation, Hercules Technology Growth Capital, Inc., MVC Capital, Inc., NGP Capital Resources Company, Prospect Energy Corporation, and TICC Capital Corp.

Item 6.	Selected Financial Data

You should read this selected consolidated financial data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K. The selected consolidated financial data at and for the fiscal years ended December 31, 2008, 2007, 2006, 2005 and 2004 have been derived from our audited financial statements. Certain reclassifications have been made to the prior period financial information to conform to the current period presentation.

	Year Ended December 31,
Income Statement Data:	2008	2007	2006	2005	2004

Investment Income:
Interest income	$40,140,087	$37,147,275	$25,387,709	$13,035,673	$4,616,665
Fees	1,409,613	1,280,361	270,176	366,830	241,870
Other investment income	749,704	534,901	848,449	46,839	—

Total Investment Income	42,299,404	38,962,537	26,506,334	13,449,342	4,858,535

Expenses:
Compensation expense	3,973,030	5,410,075	3,877,525	2,481,761	1,326,576
Consulting fees(1)	—	—	—	554,796	1,000,000
Interest expense(2)	8,158,473	7,421,596	4,332,582	3,517,989	1,504,998
Professional fees	1,635,519	887,021	1,045,613	730,550	192,938
Prepayment penalty(3)	—	—	—	3,395,335	—
General and administrative expense	2,807,113	2,498,724	2,229,970	1,041,030	227,208

Total Expenses	16,574,135	16,217,416	11,485,690	11,721,461	4,251,720

Net investment income (loss)	25,725,269	22,745,121	15,020,644	1,727,881	606,815
Net realized gain (loss) on investments	(882,588)	91,601	(3,262,966)	—	—
Net unrealized appreciation (depreciation) on investments	(39,992,921)	(3,637,706)	3,817,931	(2,965,175)	(876,021)
Net unrealized gain (loss) on interest rate swaps	(2,335,019)	(775,326)	12,961	—	—

Net income (loss)	$(17,485,259)	$18,423,690	$15,588,570	$(1,237,294)	$(269,206)

Earnings (loss) per share, basic	$(0.84)	$0.99	$1.10	$(0.17)	$(0.07)
Earnings (loss) per share, diluted	$(0.84)	$0.98	$1.10	$(0.17)	$(0.07)
Weighted average shares outstanding, basic	20,713,540	18,670,904	14,145,200	7,253,632	3,847,902
Weighted average shares outstanding, diluted	20,713,540	18,830,213	14,237,952	7,253,632	3,847,902
Balance Sheet Data:
Total investments	$322,370,748	$384,725,753	$257,812,235	$138,302,852	$65,766,667
Total assets	354,262,646	398,378,808	271,086,364	151,007,186	72,201,700
Total debt outstanding	162,600,000	164,900,000	98,380,000	21,650,000	42,645,458
Stockholder’s equity	180,117,170	221,597,684	164,108,629	127,152,365	27,311,918
Net asset value per common share	$8.65	$10.73	$10.37	$10.48	$7.10
Other Data:
Weighted average yield on debt investments(4)	12.1%	12.4%	13.4%	13.5%	12.6%
Number of portfolio companies	35	36	26	15	9
Number of employees	13	14	11	9	6

(1)	On July 27, 2005, we terminated the consulting agreements pursuant to which we incurred these fees.

(2)	Our capital structure at December 31, 2004 reflected a higher percentage of leverage than we are permitted to maintain as a business development company. We used a portion of the net proceeds we received from our initial public offering to repay all of our outstanding indebtedness, including the $3.4 million prepayment penalty, at the time of our initial public offering. We are generally only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing.

(3)	The prepayment penalty was incurred in connection with the repayment in full and termination of our $120.0 million financing agreement.

(4)	Computed using actual interest income earned for the fiscal year, including amortization of deferred financing fees and original issue discount, divided by the weighted average fair value of debt investments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Going Concern

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that the uncertainty regarding the renewal of our liquidity facility raises substantial doubt about our ability to continue as a going concern. Specifically, we are currently negotiating the renewal of the liquidity facility, which matures in April 2009, supporting our second amended and restated securitization revolving credit facility with certain liquidity banks. In the event that the liquidity banks do not renew the liquidity facility, the terms of the second amended and restated securitization revolving credit facility require that all principal and interest collected from the debt investments secured by the facility must be used to pay down amounts outstanding under the facility by April 2011. Because substantially all of our debt investments are secured by our second amended and restated securitization revolving credit facility, we cannot provide any assurance that we would have sufficient cash and liquid assets to fund normal operations and dividend distributions to our stockholders during the period of time when we are required to repay amounts outstanding under the second amended and restated securitization revolving credit facility if such amounts became due. If the liquidity facility is not renewed, we believe that we may be able to negotiate an arrangement with the lenders of the second amended and restated securitization revolving credit facility for repayment terms that do not require us to use all principal and interest collected from the debt investments secured by the facility to pay down amounts outstanding thereunder, however, we cannot provide any assurance that we will be able to do so. As a result, if the Company was unable to (i) renew the liquidity facility supporting our second amended and restated securitization revolving credit facility or (ii) negotiate an arrangement with the lenders of the second amended and restated securitization revolving credit facility for repayment terms that do not require us to use all principal and interest collected from the debt investments secured by the facility to pay down amounts outstanding thereunder there would be a significant adverse impact on our financial position and operating results. The consolidated financial statements included in Item 8 herein do not include any adjustments that might result from this uncertainty.

Portfolio Composition

Our primary business is lending to and investing in small- to mid-sized businesses through investments in senior secured loans, junior secured loans, subordinated debt investments and equity-based investments, including warrants. The fair value of our portfolio was $322.4 million and $384.7 million at December 31, 2008 and December 31, 2007, respectively. The decrease in the value of our portfolio during 2008 was primarily attributable to lower investment originations, higher repayments and unrealized losses on our investments. The increase in the value of our portfolio during 2007 was primarily attributable to newly-originated investments.

Total portfolio investment activity as of the fiscal year ended December 31, 2008 and December 31, 2007, respectively, was as follows:

	December 31,	December 31,
	2008	2007

Beginning portfolio at fair value	$384,725,753	$257,812,235
Investments in debt securities	79,096,786	191,391,250
Investments in equity securities	3,245,937	8,925,000
Investment repayments	(95,018,988)	(67,332,023)
Increase in payment-in-kind interest/dividends	5,452,124	3,928,159
Sale of investments	(15,267,401)	(5,374,749)
Change in unearned revenue	129,458	(986,413)
Decrease in fair value of investments	(39,992,921)	(3,637,706)

Ending portfolio at fair value	$322,370,748	$384,725,753

The level of investment activity for investments funded and principal repayments for our investments can vary substantially from period to period depending on the number and size of investments that we make and many other factors, including the amount of debt and equity capital available to us and small- to mid-sized companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make.

As of December 31, 2008 and December 31, 2007, the composition of our portfolio at fair value was as follows:

	December 31, 2008		December 31, 2007
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio

Senior secured revolving lines of credit	$10,266,191	3.2%	$14,841,169	3.9%
Senior secured term loans	146,372,476	45.4	174,367,981	45.3
Junior secured term loans	58,076,196	18.0	84,583,227	22.0
Senior subordinated debt	93,365,112	29.0	97,468,645	25.3
Investments in equity securities	14,290,773	4.4	13,464,731	3.5

Totals	$322,370,748	100.0%	$384,725,753	100.0%

For the years ended December 31, 2008 and 2007, the weighted average yield on all of our outstanding debt investments was approximately 12.1% and 12.4%, respectively. Yields are computed using actual interest income earned for the respective year, including amortization of loan fees and original issue discount, divided by the weighted average fair value of debt investments. As of December 31, 2008, $123.5 million of our portfolio investments at fair value were at fixed interest rates, which represented approximately 38% of our total portfolio of investments at fair value. As of December 31, 2007, $138.0 million of our portfolio investments at fair value were at fixed interest rates, which represented approximately 36% of our total portfolio of investments at fair value. We generally structure our subordinated debt investments at fixed rates, while many of our senior secured and junior secured loans are, and will be, at variable rates.

During 2006 through 2008, we, through our special purpose subsidiary, entered into eight interest rate swap agreements. Our swap agreements have a fixed rate range of 3.3% to 5.2% on an initial notional amount of $53.6 million. The swap agreements expire on various dates between three and five years from issuance. The swaps were put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. For the year ended December 31, 2008, net unrealized depreciation attributed to the swaps was approximately $2.3 million. For the year ended December 31, 2007, net unrealized depreciation attributed to the swaps was approximately $775,000. For the year ended December 31, 2006, net unrealized appreciation attributed to the swaps was approximately $13,000. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower rates with respect to the outstanding borrowings.

The composition of our investment portfolio by industry sector, using Moody’s Industry Classifications as of December 31, 2008 and December 31, 2007 at cost and fair value was as follows:

	December 31, 2008				December 31, 2007
	Cost	%(1)	Fair Value	%(1)	Cost	%(1)	Fair Value	%(1)

Machinery	$51,384,711	14.0%	$39,527,874	12.3%	$52,844,315	13.6%	$54,030,773	14.1%
Health Care, Education & Childcare	39,749,005	10.9	39,501,102	12.2	33,686,998	8.7	33,779,798	8.8
Personal & Nondurable Consumer Products	39,609,196	10.8	39,247,796	12.2	51,070,705	13.2	51,280,805	13.3
Automobile	33,276,374	9.1	26,487,272	8.2	34,044,318	8.8	33,957,022	8.8
Electronics	31,033,364	8.5	30,033,495	9.3	42,296,015	10.9	42,470,710	11.0
Textiles & Leather	29,557,681	8.1	29,368,566	9.1	12,970,522	3.3	13,077,422	3.4
Printing & Publishing	26,302,411	7.2	18,159,998	5.6	19,172,972	4.9	16,303,220	4.2
Metals & Minerals	23,049,480	6.3	22,453,909	7.0	22,972,190	5.9	22,972,190	6.0

	December 31, 2008				December 31, 2007
	Cost	%(1)	Fair Value	%(1)	Cost	%(1)	Fair Value	%(1)

Mining, Steel, Iron & Nonprecious Metals	18,092,545	4.9	17,245,764	5.3	10,796,410	2.8	10,785,664	2.8
Chemicals, Plastic & Rubber	16,659,410	4.6	9,347,006	2.9	10,733,851	2.8	10,730,842	2.8
Housewares & Durable Consumer Products	11,005,810	3.0	9,333,052	2.9	9,673,177	2.5	9,686,477	2.5
Retail Stores	10,978,984	3.0	10,872,284	3.4	10,656,911	2.7	10,637,911	2.8
Ecological	8,556,102	2.3	8,164,902	2.5	15,593,790	4.0	14,393,840	3.7
Grocery	8,156,189	2.2	8,278,569	2.6	23,149,458	6.0	23,287,658	6.1
Insurance	5,000,000	1.4	4,048,200	1.3	5,000,000	1.3	4,500,000	1.2
Buildings & Real Estate	4,613,182	1.3	4,613,182	1.4	4,780,826	1.2	4,780,826	1.2
Oil & Gas	3,840,677	1.1	3,840,677	1.2	3,837,555	1.0	3,837,555	1.0
Personal, Food & Miscellaneous Services	3,000,000	0.8	1,050,000	0.3	3,000,000	0.8	2,910,000	0.8
Diversified/Conglomerate Service	1,570,736	0.4	623,500	0.2	9,516,840	2.4	9,245,940	2.4
Aerospace & Defense	463,168	0.1	173,600	0.1	463,168	0.1	161,600	0.1
Beverage, Food & Tobacco	—	0.0	—	0.0	9,000,000	2.3	9,000,000	2.3
Containers, Packaging & Glass	—	0.0	—	0.0	2,985,000	0.8	2,895,500	0.7

Total	$365,899,025	100.0%	$322,370,748	100.0%	$388,245,021	100.0%	$384,725,753	100.0%

(1)	Represents percentage of total portfolio.

At December 31, 2008 and December 31, 2007, our two largest investments represented approximately 14% and 12%, respectively, of the total investment portfolio at fair value. Investment income, consisting of interest, dividends, fees, and recognition of gains on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given period can be highly concentrated among several customers. During the years ended December 31, 2008, 2007 and 2006, we did not record investment income from any customer in excess of 10.0% of total investment income.

At December 31, 2008 and 2007, our equity investments consisted of common and preferred stock, LLC membership interests and warrants to acquire equity interests in certain of our portfolio companies. Warrants to acquire equity interests allow us to participate in the potential appreciation in the value of the portfolio company, while minimizing the amount of upfront cost to us.

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

The following table shows the distribution of our debt investments on the 1 to 5 investment rating scale at fair value as of December 31, 2008 and December 31, 2007:

	December 31, 2008		December 31, 2007
	Debt		Debt
	Investments at	Percentage of	Investments at	Percentage of
Investment Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio

1	$82,179,735	26.7%	$46,466,323	12.5%
2	184,507,897	59.9	252,730,493	68.1
3	21,275,475	6.9	57,510,986	15.5
4	8,477,320	2.7	14,553,220	3.9
5	11,639,548	3.8	—	—

Totals	$308,079,975	100.0%	$371,261,022	100.0%

Loans and Debt Securities on Non-Accrual Status

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. When a loan becomes 90 days or more past due, or if the Company otherwise does not expect the debtor to be able to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. At December 31, 2008, we had loans from three of our portfolio companies on non-accrual status. At December 31, 2007, none of our loans were on non-accrual status.

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

Comparison of the year ended December 31, 2008 and December 31, 2007

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

Total investment income for the years ended December 31, 2008 and December 31, 2007 was $42.3 million and $39.0 million, respectively. For the year ended December 31, 2008, this amount consisted of interest income of $142,000 from cash and cash equivalents, $40.0 million of interest and dividend income from portfolio investments (which included $5.5 million in payment-in-kind or PIK interest and dividends), $1.4 million in fee income and $750,000 in other investment income. For the year ended December 31, 2007, this amount primarily consisted of interest income of $255,000 from cash and cash equivalents, $36.9 million of interest and dividend income from portfolio investments (which included $3.9 million in payment-in-kind or PIK interest and dividends), $1.3 million in fee income and $535,000 in other investment income.

The increase in our total investment income for the year ended December 31, 2008 as compared to the year ended December 31, 2007 is primarily attributable to an increase in the weighted average fair value balance outstanding of our interest-bearing investment portfolio during the year ended December 31, 2008, partially offset by a decrease in the weighted average yield of our investments. The weighted average yield decreased primarily as a result of an overall decrease in market interest rates. During the year ended December 31, 2008, the weighted average fair value balance outstanding of our interest-bearing investment portfolio was approximately $336.8 million as compared to approximately $298.5 million during the year ended December 31, 2007. Total investments have decreased from $384.7 million at December 31, 2007 to $322.4 million at December 31, 2008, primarily due to an increase in payoffs recorded in 2008 in the amount of $27.7 million and an increase of $36.4 million in unrealized depreciation for the year ended December 31, 2008. However, the weighted average balance outstanding increased in 2008 as a result of the following: the majority of the net originations in 2007, $127.5 million, occurred in the third and fourth quarters of 2007; the majority of the unrealized depreciation recorded in 2008, $40.0 million, was recorded in the third and fourth quarters of 2008. These factors contributed to influencing the increase in the weighted average balance for 2008.

Expenses

Expenses included compensation expense, interest on our outstanding indebtedness, professional fees, and general and administrative expenses.

Expenses for the years ended December 31, 2008 and 2007 were $16.6 million and $16.2 million, respectively. Expenses increased for the year ended December 31, 2008 as compared to the year ended December 31, 2007 primarily as a result of increased interest expense in the amount of $737,000, increased professional fees in the amount of $748,000 and increased general and administrative expense in the amount of $308,000. Those increases were partially offset by lower compensation expense in the amount of $1.4 million. The lower compensation expense was principally attributable to the elimination of bonus accruals during the third and fourth quarters of 2008 given the impact of the current market environment on our financial performance in 2008 and the recognition that bonus awards for 2008 would be smaller than previously anticipated. The higher interest expense is attributable to an increase in the weighted average borrowings outstanding under our $225.0 million amended and restated securitization revolving credit facility, which were approximately $141.5 million in 2008 as compared to $106.0 million in 2007, and an increase in interest rates on our outstanding indebtedness during the third and fourth quarters of 2008. Such borrowings were primarily used to fund investments. The increase in general and administrative expenses is primarily a result of higher costs for benefits, proxy solicitation fees and printing costs. The increase in professional fees expense is primarily due to increases in the fees we incurred in 2008 related to accounting and compliance costs in connection with the adoption of Statement of Financial Standards No. 157 — Fair Value Measurements, on January 1, 2008 and the write-off of legal and accounting costs related to the 2008 filing of a shelf registration statement pursuant to which we have not sold any securities. In prior periods, we capitalized such expenses and expensed them in connection with securities offerings pursuant to such shelf registration statements.

Realized Gain (Loss) on Sale of Investments

Net realized gain (loss) on sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. During the year ended December 31, 2008, we realized losses of $883,000, principally from the sale of two syndicated debt investments and the cancellation of warrants which the Company had previously written down to zero, which were partially offset by the sale of an equity investment. During the year ended December 31, 2007, we realized gains of $92,000 principally due to the sale of equity warrants from one of our portfolio investments.

Net Change in Unrealized Appreciation or Depreciation on Investments

We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by our board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors pursuant to written guidelines established by our board of directors and a consistently applied valuation process. See “Business — Determination of Net Asset Value” for a discussion of our valuation policy and process. At December 31, 2008 and 2007, portfolio investments recorded at fair value were approximately 91.0% and 96.6% of our total assets, respectively. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We specifically value each individual investment on a quarterly basis. Changes in the fair value of our investments are recorded in the statement of operations as net change in unrealized appreciation or depreciation.

In accordance with Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), we principally utilize the market approach to estimate the fair value of our equity investments where there is not a readily available market and we principally utilize the income approach to estimate the fair value of our debt investments where there is not a readily available market. Under the market approach, we estimate the enterprise value of the portfolio companies in which we invest. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. We generally require portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically, private companies are valued based on multiples of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), cash flows, net income, revenues, or in limited cases, book value. The private equity industry uses financial measures such as EBITDA in order to assess a portfolio company’s financial performance and to value a portfolio company. When using EBITDA to determine enterprise value, we may adjust EBITDA for non-recurring items. Such adjustments are intended to normalize EBITDA to reflect the portfolio company’s earnings power. Adjustments to EBITDA may include compensation to previous owners, acquisition, recapitalization, restructuring related items, and one-time non-recurring income or expense items.

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

The fair value of our loan or debt security is principally determined from the results generated under the income approach unless the borrower’s condition or other factors lead to a determination of fair value at a different amount using multiple valuation methods

Duff & Phelps, LLC, an independent valuation firm (“Duff & Phelps”), provided third party valuation consulting services to us which consisted of certain limited procedures that we engaged them to perform. During the three months ended December 31, 2008 and 2007, we asked Duff & Phelps to perform the limited procedures on investments in 12 and 15, respectively, portfolio companies comprising approximately 38% and 49%, respectively, of the total investments at fair value. Upon completion of their limited procedures at December 31, 2008 and 2007, respectively, Duff & Phelps concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable. During the years 2008 and 2007, Duff & Phelps performed the limited procedures on 100% of our portfolio companies with debt investments, excluding broadly syndicated loans. Our board of directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant our valuation policy and consistently applied valuation process.

Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. During the year ended December 31, 2008, we recorded net unrealized depreciation of $40.0 million on our investments and during the year ended December 31, 2007, we recorded net unrealized depreciation of $3.6 million on our investments. For the year ended December 31, 2008, a portion of our net unrealized depreciation, approximately $5.6 million, resulted from the decrease in quoted market prices on our syndicated loan portfolio as a result of the disruption in the credit markets for broadly syndicated loans; approximately $27.5 million resulted from a decline in the financial performance of our portfolio companies; and approximately $6.9 million resulted from the January 1, 2008 adoption of SFAS 157. During the year ended December 31, 2007, we recorded net unrealized depreciation of $3.6 million on our investments. A substantial portion of the unrealized depreciation recorded during 2007 resulted from an increase in the number of our portfolio companies requiring closer monitoring or performing below expectations and, to a lesser extent, from quoted market prices below par on our syndicated loan portfolio as a result of the disruption in the financial and credit markets for large syndicated loans.

Unrealized Appreciation (Depreciation) on Interest Rate Swaps

Net unrealized appreciation (depreciation) on interest rate swaps represents the change in value of our swap agreements. For the year ended December 31, 2008, we recorded an unrealized depreciation of approximately $2.3 million on our interest rate swap agreements as compared to $775,000 of unrealized depreciation in the comparable period in 2007. The 2008 and 2007 unrealized depreciation in the value of our interest rate swap agreements resulted from the volatility in interest rates during both years.

Net Income (Loss) from Operations

Net loss was $17.5 million for the year ended December 31, 2008 as compared to net income of $18.4 million for the year ended December 31, 2007. The $35.9 million decrease in net income was primarily a result of an increase in net realized and unrealized loss in the amount of $38.9 million, partially offset by a $3.0 million increase in net investment income.

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

The increase in our total investment income for the year ended December 31, 2007 as compared to the year ended December 31, 2006 is primarily attributable to an increase in the weighted average fair value balance outstanding of our interest-bearing investment portfolio during the year ended December 31, 2007. During the year ended December 31, 2007, the weighted average fair value balance outstanding of our interest-bearing investment portfolio was approximately $298.5 million as compared to approximately $192.5 million during the year ended December 31, 2006. The primary reason behind the increase in total investment income was an increase in interest income due to the increase in the size of our investment portfolio, partially offset by a decrease in the weighted average yield of our investments, and an increase in fee income due to an increase in prepayment penalties and structuring fees as well as higher fees for amendments. The weighted average yield decreased as a result of a shift in our portfolio mix towards more senior secured investments and an overall decrease in market interest rates.

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

Net Change in Unrealized Appreciation or Depreciation on Investments

We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by our board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors pursuant to our valuation policy and a consistently applied valuation process. See “Business — Determination of Net Asset Value” for a discussion of our valuation policy and process. At December 31, 2007 and 2006, portfolio investments recorded at fair value were approximately 96.6% and 95.1% of our total assets, respectively. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. During the year ended December 31, 2007, we recorded net unrealized depreciation of $3.6 million on our investments and during the year ended December 31, 2006, we recorded net unrealized appreciation of $3.8 million on our investments, which primarily related to one investment which was sold during the year at a realized loss of $3.3 million and the reversal of the previously recorded unrealized loss related thereto. A substantial portion of the unrealized depreciation recorded during 2007 resulted from an increase in the number of our portfolio companies requiring closer monitoring or performing below expectations and, to a lesser extent, from quoted market prices below par on our syndicated loan portfolio as a result of disruption in the financial and credit markets for large syndicated loans. Sustained market disruptions in the large corporate leverage loan market could continue to have a downward impact on the amount of unrealized depreciation we record on our syndicated loans.

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

Net Income from Operations

Net income was $18.4 million for the year ended December 31, 2007 as compared to $15.6 million for the year ended December 31, 2006. The $2.8 million increase in net income was primarily a result of an increase in investment income of $12.5 million in 2007, partially offset by an increase in operating expenses in the amount of $4.7 million and an increase in net realized and unrealized loss in the amount of $4.9 million.

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents and Restricted Cash

At December 31, 2008 and 2007, we had $6.4 million and $789,000, respectively, in cash and cash equivalents. In addition, at December 31, 2008 and 2007, we had $22.2 million and $10.5 million, respectively, in restricted cash which we maintained in accordance with the terms of our second amended and restated securitization revolving credit facility with an entity affiliated with BMO Capital Markets Corp. and Branch Banking and Trust Company. A portion of these funds were released or available to us on January 12, 2009 and January 14, 2008, respectively.

For the year ended December 31, 2008, net cash provided by operating activities totaled $19.9 million, compared to net cash provided by operating activities of $22.8 million for the comparable 2007 period. This change was due primarily to a decrease in net income, a decrease in interest receivable, an increase in unrealized loss on investments, an increase in unrealized loss on swaps, and an increase in unearned income. Those amounts were offset by a decrease in realized loss on investments, and an increase in PIK interest and dividends. Cash provided by (used for) investing activities totaled $27.1 million and ($127.6) million for the years ended December 31, 2008 and 2007, respectively. This change was principally due to lower investment origination in the amount of $118.0 million, and an increase of $27.7 million in investment repayments and an increase in sales of investments in the amount of $8.9 million. Cash provided by (used for) financing activities totaled ($41.3) million and $101.3 million in the years ended December 31, 2008 and 2007, respectively. This change was principally due to a net decrease of $68.8 million in our borrowings, an increase in restricted cash of $6.3 million, an increase in distributions paid in the amount of $6.1 million, and a decrease in net proceeds from the sale of common stock of $60.5 million.

Liquidity and Capital Resources

Prior to our initial public offering, our primary sources of capital had been from Compass Group Investments, Inc. which provided us with a $30.1 million equity investment, a $400,000 demand note and a $2.0 million secured revolving line of credit and an unaffiliated lender which provided us with a line of credit under which we had the ability to borrow up to $120.0 million, subject to certain conditions. On August 2, 2005, we completed an initial public offering of 7,190,477 shares of our common stock and on August 15, 2005, the underwriters exercised their option to purchase an additional 1,078,572 shares of common stock. We received net proceeds after underwriters’ commissions, discounts and fees of $106.1 million. Concurrent with our initial public offering, we entered into a securitization revolving credit facility, which we subsequently amended and restated on several occasions. See “— Borrowings.”

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

Since the turmoil in the financial markets, which began in mid-2007, we have taken a number of steps to help ensure the continued availability of liquidity. First, we increased the borrowing availability under our securitization revolving credit facility from $175 million to $225 million in April 2008. Second, we obtained stockholder approval at our 2008 annual meeting of stockholders to, subject to approval from our board of directors, (i) issue securities to subscribe to, convert to, or purchase shares of our common stock and (ii) sell shares of our common stock below the then current net asset value per share in one or more offerings for a period of one year ending on the earlier of June 23, 2009 or the date of our 2009 annual meeting of stockholders. Third, we have largely curtailed our investment originations that fall outside the parameters of our second amended and restated securitization facility.

However, in light of the recent worsening of the conditions in the financial markets and the U.S. economy overall, we are considering other measures to help ensure adequate liquidity, including the sale of selected portfolio investments, forming and licensing a Small Business Investment Company subsidiary, further operating expense reductions, lowering our dividends and availing ourselves to a recent IRS revenue procedure that will allow us to maintain our RIC status through the payment of dividends partly in cash and partly in shares of our common stock. We cannot provide any assurance that these measures will provide sufficient sources of liquidity to support our operations and growth given the unprecedented instability in the financial markets and the weak U.S. economy.

Moreover, the second amended and restated securitization revolving credit facility contains certain requirements, including minimum equity capital, rating and yield, and limitations on loan size, and each loan origination under the facility is subject to certain conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Borrowings.” In particular, the second amended and restated securitization revolving credit facility provides that our borrowings thereunder may not exceed our total stockholders’ equity, which was $180.1 million at December 31, 2008.

In addition, as a business development company, we generally are required to meet a coverage ratio of total assets less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. As of December 31, 2008, this ratio was 211%.

We are currently negotiating with the lenders under the second amended and restated securitization revolving credit facility to renew the liquidity facility under the second amended and restated securitization revolving credit facility which is set to expire in April 2009. Failure to renew the Liquidity Facility may negatively impact our liquidity position. See “Risk Factors — There is substantial doubt about our ability to continue as a going concern” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Borrowings” and “— Regulated Investment Company Status and Dividends.”

Borrowings

Securitization Revolving Credit Facility.  On September 18, 2006, we, through a consolidated wholly-owned, bankruptcy remote, special purpose subsidiary of ours, entered into an amended and restated securitization revolving credit facility (the “Securitization Facility”), with an entity affiliated with BMO Capital Markets Corp. (formerly Harris Nesbitt Corp.). The Securitization Facility allowed the special purpose subsidiary to borrow up to $140 million through the issuance of notes to a multi-seller commercial paper conduit administered by the affiliated entity. The Securitization Facility also required bank liquidity commitments (“Liquidity Facility”) to provide liquidity support to the conduit. The liquidity facility was provided by the lender that participated in the Securitization Facility for a period of 364-days and was renewable annually thereafter at the option of the lender. On May 2, 2007, we amended the Securitization Facility to lower the interest rate payable on any outstanding borrowings under the Securitization Facility from the commercial paper rate plus 1.35% to the commercial paper rate plus 1.00% during the period of time we were permitted to make draws under the Securitization Facility. The amendment also reduced or eliminated certain restrictions pertaining to certain loan covenants. On August 31, 2007, we amended the Securitization Facility to increase our borrowing capacity thereunder by $35 million. The amendment also extended the commitment termination date from July 23, 2009 to July 22, 2010 and reduced or eliminated certain restrictions pertaining to certain loan covenants. The Securitization Facility provided for the payment by us to the lender of a monthly fee equal to 0.25% per annum on the unused amount of the Securitization Facility.

On April 11, 2008, we entered into a second amended and restated securitization facility (the “Amended Securitization Facility”) with an entity affiliated with BMO Capital Markets Corp. and Branch Banking and Trust Company. The Amended Securitization Facility amended and restated the Securitization Facility to, among other things: (i) increase the borrowing capacity from $175 million to $225 million; (ii) extend the maturity date from July 22, 2010 to April 11, 2011 (unless extended prior to such date for an additional 364-day period with the consent of the lenders thereto); (iii) increase the interest rate payable under the facility from the commercial paper rate plus 1.00% to the commercial paper rate plus 1.75% on up to $175 million of outstanding borrowings and the LIBOR rate plus 1.75% on up to $50 million of outstanding borrowings; and (iv) increase the unused commitment fee from 0.25% per annum to 0.30% per annum.

The Amended Securitization Facility permits draws under the facility until April 10, 2009, unless the Lenders extend the Liquidity Facility underlying the Amended Securitization Facility for an additional 364 day period. If the Liquidity Facility is not extended, the Amended Securitization Facility enters into a 24-month amortization period whereby all principal, interest and fee payments received by us in conjunction with collateral pledged under the Amended Securitization Facility, less a monthly servicing fee payable to us, are required to be used to repay outstanding borrowings under the Amended Securitization Facility. Any remaining outstanding borrowings would be due and payable on the commitment termination date, which is currently April 11, 2011. Because substantially all of our debt investments are secured by the Amended Securitization Facility, we cannot provide any assurance that we would have sufficient cash and liquid assets to fund normal operations and dividend distributions to our stockholders during the period of time when we are required to repay amounts outstanding under the Amended Securitization Facility, if such amounts became due. As a result, we may be required to severely limit or otherwise cease making cash distributions to our stockholders. In addition, we may be required to sell a portion of our investments to satisfy our obligation to repay such outstanding principal amount prior to April 2011.

Similar to the Securitization Facility, the Amended Securitization Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. These restrictions may affect the amount of notes our special purpose subsidiary may issue from time to time. The Amended Securitization Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Amended Securitization Facility. The Amended Securitization Facility also requires the maintenance of a Liquidity Facility. The Liquidity Facility is provided by the Lenders that participate in the Securitization Facility for a period of 364-days and is renewable annually thereafter at the option of the lenders. The Liquidity Facility is scheduled to be renewed in April 2009. If the Liquidity Facility is not renewed, our ability to draw under the Amended Securitization Facility would end and the amortization period under the Amended Securitization Facility would commence. The Amended Securitization Facility is secured by all of the loans held by our special purpose subsidiary. At December 31, 2008, the maximum borrowings available to us under the facility is limited to the amount of stockholders’ equity, $180.1 million. As of December 31, 2008, we were in technical default of one of the debt covenants under the Amended Securitization Facility, which was cured within the timeframe allowed by the facility.

As of December 31, 2008, $162.6 million was outstanding under the Amended Securitization Facility. The weighted average interest rate during the years ended December 31, 2008 and 2007 was 5.3% and 6.6%, respectively. At December 31, 2008, the interest rate was 3.6%.

During 2006 through 2008, we, through our special purpose subsidiary, entered into eight interest rate swap agreements. Our swap agreements have a fixed rate range of 3.3% to 5.2% on an initial notional amount totaling $53.6 million. The swap agreements expire five years from issuance. The swaps were put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. For the year ended December 31, 2008, net unrealized depreciation attributed to the swaps was approximately $2.3 million. For the year ended December 31, 2007, net unrealized depreciation attributed to the swaps was approximately $775,000. For the year ended December 31, 2006, net unrealized appreciation attributed to the swaps was approximately $13,000. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower rates with respect to the outstanding borrowings.

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

To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). In order to avoid certain excise taxes imposed on RICs, we must distribute, with respect to each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. To the extent our taxable earnings for a fiscal tax year falls below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In particular, we expect our investment origination activity in 2009 to be hindered by our inability currently to access the public equity markets and limitations on our ability to use debt and equity capital to fund our investment activities. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in the Amended Securitization Facility. In this regard, if the lenders under the Amended Securitization Facility do not renew the Liquidity Facility, we may be required to dedicate a significant portion of our operating cash flow to repay the principal amount outstanding under the Amended Securitization Facility by April 2011. As a result, we may be required to severely limit or otherwise cease making distributions to our stockholders. If we do not distribute at least a certain percentage of our taxable income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

Off-Balance Sheet Arrangements

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. We attempt to limit our credit risk by conducting extensive due diligence, negotiating appropriate financial covenants and obtaining collateral where necessary. As of December 31, 2008, we had unused commitments to extend credit to our portfolio companies of $23.8 million, which are not reflected on our balance sheet.

In connection with our second amended and restated securitization revolving credit facility, our consolidated special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions. Patriot Capital Funding, Inc., has agreed to guarantee the payment of certain swap breakage costs that may be payable by our special purpose subsidiary in connection with any such interest rate swap agreements or other interest rate hedging transactions. At December 31, 2008, we had eight interest rate swap agreements outstanding.

Contractual Obligations

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2008:

	Payments Due by Year
						More than
Contractual Obligations	2009	2010	2011	2012	2013	5 Years

Long-term debt obligations (1)	$—	$—	$162,600,000	$—	$—	$—
Capital lease obligations	—	—	—	—	—	—
Operating lease obligations	241,000	247,000	21,000	—	—	—
Purchase obligations	—	—	—	—	—	—
Other long-term liabilities reflected on the balance sheet under GAAP	—	—	—	—	—	—
Unused lending commitments (2)	23,830,000	—	—	—	—	—

Total	$24,071,000	$247,000	$162,621,000	$—	$—	—

(1)	Our second amended and restated securitization credit facility permits draws under the facility until April 10, 2009, unless the Lenders extend the Liquidity Facility underlying the securitization credit facility for an additional 364 day period. If the Liquidity Facility is not extended, the securitization credit facility enters into a 24-month amortization period whereby all principal, interest and fee payments received by the Company in conjunction with collateral pledged under the securitization credit facility, less a monthly servicing fee payable to us, are required to be used to repay outstanding borrowings under the securitization credit facility. Any remaining outstanding borrowings would be due and payable on the commitment termination date, which is currently April 11, 2011.

(2)	Represents the unfunded commitment to extend credit to 17 of our portfolio companies.

Recent Developments

On March 3, 2009, the Board of Directors granted an award of 446,250 shares of restricted stock to our executive officers with a fair value of $1.27 per share (the closing price of the common stock at the date of grant). The total fair value of $567,000 will be expensed over four years.

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

Going Concern

A fundamental principle of the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis unless we intend to liquidate or have no other alternative but to liquidate. As a result of the uncertainty regarding the renewal of the liquidity facility supporting our second amended and restated securitization revolving credit facility, there is substantial doubt about our ability to continue as a going concern. While we have prepared our consolidated financial statements on a going concern basis, if we are unable to renew the liquidity facility, our ability to continue as a going concern may be impacted. Therefore, we may not be able to realize our assets and settle our liabilities in the ordinary course of business. Our consolidated financial statements included in this annual report on Form 10-K do not reflect any adjustments that might specifically result from the outcome of this uncertainty.

Valuation of Portfolio Investments

The most significant estimate inherent in the preparation of our financial statements is the valuation of investments for which there is no readily available market value and the related amounts of unrealized appreciation and depreciation on those investments.

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

Payment-in-Kind or PIK Interest and Dividends

We include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind or PIK interest or dividends, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term or contractually deferred dividends added to our equity investment in the portfolio company. We will cease accruing PIK interest if we do not expect the portfolio company to be able to pay all principal and interest due, and we will cease accruing PIK dividends if we do not expect the portfolio company to be able to make PIK dividend payments in the future. In certain cases, a portfolio company makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a portfolio company’s loan can increase while the total outstanding amount of the loan to that portfolio company may stay the same or decrease. Accrued PIK interest and dividends represented $6.6 million or 2.0% of our portfolio of investments at fair value as of December 31, 2008 and $4.7 million or 1.2% of our portfolio of investments at fair value as of December 31, 2007. The net increase in loan and equity balances as a result of contracted PIK arrangements are separately identified on our statements of cash flows.

PIK related activity for the year ended December 31, 2008 was as follows:

Fiscal Year
Ended
December 31,
2008

Beginning PIK balance	$4,714,356
PIK interest and dividends earned during the year	5,452,124
PIK conversion to equity	(1,519,567)
PIK payments received during the year	(2,041,719)

Ending PIK balance	$6,605,194

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. When a loan or debt security becomes 90 days or more past due, or if we otherwise do not expect the debtor to be able to service its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. At December 31, 2008, we had loans from three of our portfolio companies on non-accrual status. At December 31, 2007, none of our loans were greater than 90 days past due or on non-accrual status.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in our financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is permitted. Because SFAS 161 impacts our disclosure and not our accounting treatment for derivative instruments and related hedged items, our adoption of SFAS 161 is not expected to impact the results of operations or financial condition.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Our business activities contain elements of market risk including interest rates. We consider the management of risk essential to conducting our business. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income is affected by changes in various interest rates, including LIBOR and prime rates. Approximately 38% of our investment portfolio at fair value bears interest at fixed rates, with the remainder at floating rates.

Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which would reduce our net investment income. Our interest rates on our borrowings are based on commercial paper rates. We have and may continue to use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected investment income by approximately $1.8 million and interest expense by approximately $1.2 million. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Patriot Capital Funding, Inc.

We have audited the accompanying consolidated balance sheets of Patriot Capital Funding, Inc. (a Delaware Corporation) (the “Company”) including the consolidated schedule of investments, as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, changes in net assets and the financial highlights (included in Note 14) for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Patriot Capital Funding, Inc. as of December 31, 2008 and 2007, and the results of its operations, cash flows, changes in net assets and its financial highlights for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Patriot Capital Funding, Inc. will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company is currently negotiating the renewal of the liquidity facility supporting the Company’s second amended and restated securitization revolving credit facility (the “Facility”) which matures on April 11, 2009. In the event that the liquidity facility is not renewed, the terms of the Facility require that all principal, interest and fees collected from the debt investments pledged under the Facility must be used to pay down amounts outstanding under the liquidity facility by April 11, 2011. Because substantially all of the Company’s debt investments are pledged under the Facility, the Company may not have sufficient cash and liquid assets to fund its normal operations. Therefore, the Company may not be able to realize its assets and settle its liabilities in the ordinary course of business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2 to the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 4 to the accompanying consolidated financial statements, in 2008 the Company adopted Statement of Financial Accounting Standards No. 157 — Fair Value Measurements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Patriot Capital Funding, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2009 expressed an unqualified opinion.

New York, New York
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Patriot Capital Funding, Inc.

We have audited Patriot Capital Funding, Inc.’s (a Delaware Corporation) (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Patriot Capital Funding, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Patriot Capital Funding, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Patriot Capital Funding, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Patriot Capital Funding, Inc., including the consolidated schedule of investments, as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, changes in net assets and the financial highlights (included in Note 14) for each of the three years in the period ended December 31, 2008 and our report dated March 13, 2009 expressed an unqualified opinion and included explanatory paragraphs regarding the Company’s ability to continue as a going concern and the Company’s adoption of Statement of Financial Accounting Standards No. 157 — Fair Value Measurements.

New York, New York
March 13, 2009

PATRIOT CAPITAL FUNDING, INC.

Consolidated Balance Sheets

	December 31,
	2008	2007

ASSETS
Investments at fair value:
Non-control/non-affiliate investments (cost of $269,577,008 — 2008, $294,686,727 — 2007)	$240,486,620	$290,225,759
Affiliate investments (cost of $53,129,533 — 2008, $86,577,905 — 2007)	51,457,082	85,171,605
Control investments (cost of $43,192,484 — 2008, $6,980,389 — 2007)	30,427,046	9,328,389

Total investments	322,370,748	384,725,753
Cash and cash equivalents	6,449,454	789,451
Restricted cash	22,155,073	10,487,202
Interest receivable	1,390,285	1,758,954
Other assets	1,897,086	617,448

TOTAL ASSETS	$354,262,646	$398,378,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Borrowings	$162,600,000	$164,900,000
Interest payable	514,125	821,124
Dividends payable	5,253,709	6,814,650
Accounts payable, accrued expenses and other	5,777,642	4,245,350

TOTAL LIABILITIES	174,145,476	176,781,124

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 49,000,000 shares authorized; 20,827,334 and 20,650,455 shares issued and outstanding at December 31, 2008 and 2007, respectively	208,274	206,504
Paid-in-capital	234,385,063	233,722,593
Accumulated net investment loss	(1,912,061)	(1,912,061)
Distributions in excess of net investment income	(1,758,877)	(2,824,651)
Net realized loss on investments	(4,053,953)	(3,171,365)
Net unrealized depreciation on interest rate swaps	(3,097,384)	(762,365)
Net unrealized depreciation on investments	(43,653,892)	(3,660,971)

TOTAL STOCKHOLDERS’ EQUITY	180,117,170	221,597,684

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$354,262,646	$398,378,808

NET ASSET VALUE PER COMMON SHARE	$8.65	$10.73

See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007	2006

INVESTMENT INCOME
Interest and dividends:
Non-control/non-affiliate investments	$29,261,759	$31,729,397	$25,011,993
Affiliate investments	8,504,451	4,947,294	375,716
Control investments	2,373,877	470,584	—

Total interest and dividend income	40,140,087	37,147,275	25,387,709

Fees:
Non-control/non-affiliate investments	809,113	1,080,929	260,289
Affiliate investments	432,435	93,419	9,887
Control investments	168,065	106,013	—

Total fee income	1,409,613	1,280,361	270,176

Other investment income:
Non-control/non-affiliate investments	300,076	534,901	848,449
Affiliate investments	307,245	—	—
Control investments	142,383	—	—

Total other investment income	749,704	534,901	848,449

Total Investment Income	42,299,404	38,962,537	26,506,334

EXPENSES
Compensation expense	3,973,030	5,410,075	3,877,525
Interest expense	8,158,473	7,421,596	4,332,582
Professional fees	1,635,519	887,021	1,045,613
General and administrative expense	2,807,113	2,498,724	2,229,970

Total Expenses	16,574,135	16,217,416	11,485,690

Net Investment Income	25,725,269	22,745,121	15,020,644

NET REALIZED GAIN AND (LOSS) AND NET UNREALIZED APPRECIATION (DEPRECIATION)
Net realized gain (loss) on investments — non-control/non-affiliate investments	(990,993)	91,601	(3,262,966)
Net realized gain on investments — affiliate investments	458,405	—	—
Net realized loss on investments — control investments	(350,000)	—	—
Net unrealized appreciation (depreciation) on investments — non-control/non-affiliate investments	(22,894,683)	(4,620,406)	3,858,931
Net unrealized depreciation on investments — affiliate investments	(9,613,047)	(1,365,300)	(41,000)
Net unrealized appreciation (depreciation) on investments — control investments	(7,485,191)	2,348,000	—
Net unrealized appreciation (depreciation) on interest rate swaps	(2,335,019)	(775,326)	12,961

Net Realized Gain (Loss) and Net Unrealized Appreciation (Depreciation)	(43,210,528)	(4,321,431)	567,926

NET INCOME (LOSS)	$(17,485,259)	$18,423,690	$15,588,570

Income (loss) per share, basic	$(0.84)	$0.99	$1.10

Income (loss) per share, diluted	$(0.84)	$0.98	$1.10

Weighted average shares outstanding, basic	20,713,540	18,670,904	14,145,200

Weighted average shares outstanding, diluted	20,713,540	18,830,213	14,237,952

See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,485,259)	$18,423,690	$15,588,570
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	606,606	411,860	456,289
Change in interest receivable	368,669	462,046	(1,353,525)
Net realized loss (gain) on sale of investments	882,588	(91,601)	3,262,966
Unrealized depreciation (appreciation) on investments	39,992,921	3,637,706	(3,817,931)
Unrealized depreciation (appreciation) on interest rate swaps	2,335,019	775,326	(12,961)
Payment-in-kind interest and dividends	(5,452,124)	(3,928,159)	(2,424,927)
Stock based compensation expense	757,783	675,822	505,785
Change in unearned income	(129,458)	986,413	152,200
Change in interest payable	(306,999)	297,415	463,375
Change in other assets	(86,612)	93,868	(9,663)
Change in accounts payable, accrued expenses and other	(1,565,092)	1,076,142	1,024,721

Net cash provided by operating activities	19,918,042	22,820,528	13,834,899

CASH FLOWS FROM INVESTING ACTIVITIES:
Funded investments	(82,342,723)	(200,316,250)	(157,951,595)
Principal repayments on investments	95,018,988	67,332,023	37,627,269
Proceeds from sale of investments	14,384,813	5,466,351	3,642,634
Purchases of furniture and equipment	(6,295)	(47,832)	(269,436)

Net cash provided by (used for) investing activities	27,054,783	(127,565,708)	(116,951,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	110,204,117	188,177,000	353,580,000
Repayments on borrowings	(112,504,117)	(121,657,000)	(276,850,000)
Deferred offering costs	—	—	(159,620)
Net proceeds from sale of common stock	(23,585)	60,517,044	36,652,098
Dividends paid	(26,290,394)	(20,217,670)	(10,885,371)
Decrease (increase) in restricted cash	(11,667,871)	(5,373,396)	2,692,522
Deferred financing costs	(1,030,972)	(122,990)	(73,598)

Net cash provided by (used for) financing activities	(41,312,822)	101,322,988	104,956,031

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,660,003	(3,422,192)	1,839,802
CASH AND CASH EQUIVALENTS AT:
Beginning of year	789,451	4,211,643	2,371,841

End of year	$6,449,454	$789,451	$4,211,643

Supplemental information:
Interest paid	$8,465,472	$7,124,181	$3,869,208

Non-cash investing activities:
Conversion of debt to equity	$5,734,567	$—	$—

Non-cash financing activities:
Dividends reinvested in common stock	$1,065,246	$2,212,996	$1,054,090
Dividends declared but not paid	$5,253,709	$6,814,650	$4,904,818

See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.

Consolidated Statements of Changes in Net Assets

	Year Ended December 31,
	2008	2007	2006

Operations:
Net investment income	$25,725,269	$22,745,121	$15,020,644
Net realized gain (loss) on investments	(882,588)	91,601	(3,262,966)
Net unrealized appreciation (depreciation) on investments	(39,992,921)	(3,637,706)	3,817,931
Net unrealized appreciation (depreciation) on interest rate swaps	(2,335,019)	(775,326)	12,961

Net increase (decrease) in net assets from operations	(17,485,259)	18,423,690	15,588,570

Shareholder transactions:
Distributions to stockholders from net investment income	(25,725,269)	(22,745,121)	(15,020,644)
Tax return of capital	(1,135,204)	(1,592,314)	(2,484,892)
Distributions in excess of net investment income	1,065,774	(3,063)	661,257

Net decrease in net assets from shareholder distributions	(25,794,699)	(24,340,498)	(16,844,279)

Capital share transactions:
Issuance of common stock	(23,585)	60,517,045	36,652,098
Issuance of common stock under dividend reinvestment plan	1,065,246	2,212,996	1,054,090
Stock based compensation	757,783	675,822	505,785

Net increase in net assets from capital share transactions	1,799,444	63,405,863	38,211,973

Total increase (decrease) in net assets	(41,480,514)	57,489,055	36,956,264
Net assets at beginning of period	221,597,684	164,108,629	127,152,365

Net assets at end of period	$180,117,170	$221,597,684	$164,108,629

Net asset value per common share	$8.65	$10.73	$10.37

Common shares outstanding at end of period	20,827,334	20,650,455	15,821,994

See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.
Consolidated Schedule of Investments
December 31, 2008

Company(1)	Company
(Industry)	Description	Investment	Principal	Cost	Value

Control investments:

Encore Legal Solutions, Inc. (Printing & Publishing)	Legal document management services	Junior Secured Term Loan A (6.2%, Due 12/10) (2) (3) Junior Secured Term Loan B (9.2%, Due 12/10) (2) (3) Common Stock (4)	$4,020,456 7,390,687	$4,007,366 7,355,975 5,159,567	$3,537,910 6,492,888 326,900

Fischbein, LLC (Machinery)	Designer and manufacturer of packaging equipment	Senior Subordinated Debt (16.5%, Due 5/13) (2) (3) Membership Interest — Class A (4)	3,492,760	3,471,147 2,800,000	3,540,987 3,876,000

Nupla Corporation (Home & Office Furnishings, Housewares & Durable Consumer Products)	Manufacturer and marketer of professional high-grade fiberglass-handled striking and digging tools	Revolving Line of Credit (7.3%, Due 9/12) (3)
Senior Secured Term Loan A (8.0%, Due 9/12) (3)
Senior Subordinated Debt (15.0%, Due 3/13) (2) (3)
Preferred Stock — Class A (2)
Preferred Stock — Class B (2)
		Common Stock (4)	870,000 5,354,688 3,123,084	856,425 5,315,741 3,102,059 550,584 1,101,001 80,000	856,425 5,166,852 2,192,375 15,900 1,101,500 —

Sidump’r Trailer Company, Inc. (Automobile)	Manufacturer of side dump trailers	Revolving Line of Credit (7.3%, Due 1/11) (3)
Senior Secured Term Loan A (7.3%, Due 1/11) (3)
Senior Secured Term Loan B (8.8%, Due 1/11) (3)
Senior Secured Term Loan C (16.5%, Due 7/11) (2) (3)
Senior Secured Term Loan D (7.3%, Due 7/11)
Preferred Stock (2)
		Common Stock (4)	950,000 2,047,500 2,320,625 2,406,374 1,700,000	934,432 2,036,677 2,301,926 2,253,829 1,700,000 165,730 25	934,432 2,036,677 — — 348,200 — —

Total Control investments (represents 9.4% of total investments at fair value)				$43,192,484	$30,427,046

Affiliate investments:

Boxercraft Incorporated (Textiles & Leather)	Supplier of spiritwear and campus apparel	Senior Secured Term Loan A (8.0%, Due 9/13) (3) Senior Secured Term Loan B (8.5%, Due 9/13) (3) Senior Subordinated Debt (16.8%, Due 3/14) (2) (3) Preferred Stock (4) Common Stock (4)	5,328,125 5,486,250 6,591,375	5,273,766 5,429,567 6,524,347 1,029,722 100	5,273,766 5,429,567 6,524,347 849,500 —

KTPS Holdings, LLC (Textiles & Leather)	Manufacturer and distributor of specialty pet products	Revolving Line of Credit (5.0%, Due 1/12) (3)
Senior Secured Term Loan A (5.1%, Due 1/12) (3)
Senior Secured Term Loan B (12.0%, Due 1/12) (3)
Junior Secured Term Loan (15.0%, Due 3/12) (2) (3)
Membership Interest — Class A (4)
		Membership Interest — Common (4)	1,000,000 4,996,875 465,000 4,207,806	986,840 4,950,978 460,265 4,172,076 730,020 —	986,840 4,951,005 460,265 4,172,076 721,200 —

Smart, LLC (5) (Diversified/Conglomerate Service)	Provider of tuition management services	Membership Interest — Class B (4) Membership Interest — Class D (4)		1,280,403 290,333	311,500 312,000

Sport Helmets Holdings, LLC (5) (Personal & Nondurable Consumer Products)	Manufacturer of protective headgear	Senior Secured Term Loan A (5.9%, Due 12/13) (3)
Senior Secured Term Loan B (6.4%, Due 12/13) (3)
Senior Subordinated Debt - Series A (15.0%, Due 6/14) (2) (3)
Senior Subordinated Debt - Series B (15.0%, Due 6/14) (2)
		Common Stock (4)	4,500,000 7,500,000 7,000,000 1,258,488	4,445,614 7,400,148 6,896,866 1,258,488 2,000,000	4,282,314 7,128,048 6,896,866 1,258,488 1,899,300

Total Affiliate investments (represents 16.0% of total investments at fair value)				$53,129,533	$51,457,082

Non-control/non-affiliate investments:

ADAPCO, Inc. (Ecological)	Distributor of specialty chemicals and contract application services	Senior Secured Term Loan A (11.5%, Due 6/11) (3) Common Stock (4)	$8,103,125	$8,056,102 500,000	$8,056,102 108,800

Aircraft Fasteners International, LLC (Machinery)	Distributor of fasteners and related hardware for use in aerospace, electronics and defense industries	Senior Secured Term Loan (4.1%, Due 11/12) (3) Junior Secured Term Loan (14.0%, Due 5/13) (2) (3) Convertible Preferred Stock (2)	5,528,000 5,306,249	5,446,932 5,242,761 273,397	5,208,632 5,242,761 503,600

Allied Defense Group, Inc. (Aerospace & Defense)	Diversified defense company	Common Stock (4)		463,168	173,600

Arrowhead General Insurance Agency, Inc. (6) (Insurance)	Insurance agency and program specialist	Junior Secured Term Loan (7.7%, Due 2/13) (3)	5,000,000	5,000,000	4,048,200

Aylward Enterprises, LLC (5) (Machinery)	Manufacturer of packaging equipment	Revolving Line of Credit (10.0%, Due 2/12) (3)
Senior Secured Term Loan A (11.6%, Due 2/12) (3)
Senior Subordinated Debt (22.0%, Due 8/12) (2)
Subordinated Member Note (8.0%, Due 2/13) (2)
		Membership Interest (4)	$3,700,000 8,085,938 7,328,591 151,527	$3,647,158 7,999,958 6,747,301 148,491 1,250,000	$3,647,158 3,572,320 — — —

Company(1)	Company
(Industry)	Description	Investment	Principal	Cost	Value

Borga, Inc. (Mining, Steel, Iron & Nonprecious Metals)	Manufacturer of pre-fabricated metal building systems	Revolving Line of Credit (4.9%, Due 5/10) (3)
Senior Secured Term Loan A (5.4%, Due 5/09) (3)
Senior Secured Term Loan B (8.4%, Due 5/10) (3)
Senior Secured Term Loan C (16.0%, Due 5/10) (2) (3)
		Common Stock Warrants (4)	800,000 328,116 1,635,341 8,117,266	793,950 325,903 1,617,095 8,074,916 14,805	793,950 325,903 1,617,095 8,074,916 —

Caleel + Hayden, LLC (5) (Personal & Nondurable Consumer Products)	Provider of proprietary branded professional skincare and cosmetic products to physicians and spa communities	Junior Secured Term Loan B (4.7%, Due 11/11) (3) Senior Subordinated Debt (14.5%, Due 11/12) (3) Common Stock (4)	10,771,562 6,250,000	10,668,072 6,190,008 750,000	10,668,072 6,252,608 862,100

CDW Corporation (6) (Electronics)	Direct marketer of computer and peripheral equipment	Senior Secured Term Loan (6.7%, Due 10/14)	2,000,000	1,780,924	920,000

CS Operating, LLC (5) (Buildings & Real Estate)	Provider of maintenance, repair and replacement of HVAC, electrical, plumbing, and foundation repair	Revolving Line of Credit (6.8%, Due 1/13) (3) Senior Secured Term Loan A (6.6%, Due 7/12) (3) Senior Subordinated Debt (16.5%, Due 1/13) (2) (3)	200,000 1,855,064 2,616,863	194,564 1,832,122 2,586,496	194,564 1,832,122 2,586,496

Copernicus Group (Healthcare, Education & Childcare)	Provider of clinical trial review services	Revolving Line of Credit (8.8%, Due 10/13) (3) Senior Secured Term Loan A (9.0%, Due 10/13) (3) Senior Subordinated Debt (16.0%, Due 4/14) (3) Preferred Stock — Series A	150,000 8,043,750 12,112,000	130,753 7,917,470 11,926,408 1,000,000	130,753 7,917,470 11,926,408 1,033,000

Copperhead Chemical Company, Inc. (Chemicals, Plastics & Rubber)	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt (21.0%, Due 1/13) (2) (3)	3,693,195	3,664,655	3,664,655

Custom Direct, Inc. (6) (Printing & Publishing)	Direct marketer of checks and other financial products and services	Senior Secured Term Loan (4.2%, Due 12/13) (3) Junior Secured Term Loan (7.5%, Due 12/14) (3)	1,847,386 2,000,000	1,603,118 2,000,000	1,330,100 880,000

Dover Saddlery, Inc. (Retail Stores)	Equestrian products catalog retailer	Common Stock (4)		148,200	41,500

Employbridge Holding Company (5) (6) (Personal, Food & Miscellaneous Services)	A provider of specialized staffing services	Junior Secured Term Loan (10.4%, Due 10/13) (3)	3,000,000	3,000,000	1,050,000

EXL Acquisition Corp. (Electronics)	Manufacturer of lab testing supplies	Senior Secured Term Loan A (6.6%, Due 3/11) (3)
Senior Secured Term Loan B (6.9%, Due 3/12) (3)
Senior Secured Term Loan C (7.4%, Due 3/12) (3)
Senior Secured Term Loan D (15.0%, Due 3/12) (3)
Common Stock — Class A (4)
		Common Stock — Class B (2)	3,278,998 4,499,911 2,775,439 6,557,997	3,258,757 4,452,650 2,737,602 6,501,063 2,475 279,222	3,072,159 4,196,539 2,579,563 6,501,063 269,000 281,900

Fairchild Industrial Products, Co. (Electronics)	Manufacturer of industrial controls and power transmission products	Senior Secured Term Loan A (5.8%, Due 7/10) (3) Senior Secured Term Loan B (7.7%, Due 1/11) (3) Senior Subordinated Debt (14.8%, Due 7/11) (3) Preferred Stock — Class A (2) Common Stock — Class B (4)	1,690,402 4,477,500 5,460,000	1,678,459 4,448,975 5,418,066 353,573 121,598	1,652,157 4,379,475 5,418,066 353,573 410,000

Hudson Products Holdings, Inc. (6) (Mining, Steel, Iron & Nonprecious Metals)	Manufactures and designs air-cooled heat exchanger equipment	Senior Secured Term Loan (8.0%, Due 8/15) (3)	7,481,250	7,265,876	6,433,900

Impact Products, LLC (Machinery)	Distributor of janitorial supplies	Junior Secured Term Loan (7.0%, Due 9/12) (3) Senior Subordinated Debt (15.0%, Due 9/12) (3)	8,893,750 5,547,993	8,839,775 5,517,791	8,418,625 5,517,791

Keltner Enterprises, LLC (5) (Oil & Gas)	Distributor of automotive oils, chemicals and parts	Senior Subordinated Debt (14.0%, Due 12/11) (3)	3,850,000	3,840,677	3,840,677

Label Corp Holdings, Inc. (6) (Printing & Publishing)	Manufacturer of prime labels	Senior Secured Term Loan (8.0%, Due 8/14) (3)	6,483,750	6,176,385	5,592,200

L.A. Spas, Inc. (Chemicals, Plastics & Rubber)	Manufacturer of above ground spas	Revolving Line of Credit (8.8%, Due 12/09) (3) Senior Secured Term Loan (8.8%, Due 12/09) (3) Senior Subordinated Debt (17.5%, Due 1/10) (2) (3) Common Stock (4) Common Stock Warrants (4)	1,000,000 4,165,430 8,011,600	990,794 4,092,364 7,907,534 100 3,963	990,794 4,092,364 599,193 — —

Company(1)	Company
(Industry)	Description	Investment	Principal	Cost	Value

LHC Holdings Corp. (Healthcare, Education & Childcare)	Provider of home healthcare services	Senior Secured Term Loan A (4.5%, Due 11/12) (3) Senior Subordinated Debt (14.5%, Due 5/13) (3) Membership Interest (4)	4,100,403 4,565,000	4,057,774 4,517,936 125,000	3,927,171 4,517,936 159,500

Mac & Massey Holdings, LLC (Grocery)	Broker and distributor of ingredients to manufacturers of food products	Senior Subordinated Debt (16.5%, Due 2/13) (2) (3) Common Stock (4)	7,942,142	7,913,369 242,820	7,913,369 365,200

Northwestern Management Services, LLC (Healthcare, Education & Childcare)	Provider of dental services	Senior Secured Term Loan A (4.5%, Due 12/12) (3) Senior Secured Term Loan B (5.0%, Due 12/12) (3) Junior Secured Term Loan (15.0%, Due 6/13) (2) (3) Common Stock (4)	5,580,000 1,237,500 2,839,310	5,531,693 1,226,436 2,815,535 500,000	5,531,693 1,226,436 2,815,535 315,200

Prince Mineral Company, Inc. (Metals & Minerals)	Manufacturer of pigments	Junior Secured Term Loan (5.5%, Due 12/12) (3) Senior Subordinated Debt (14.0%, Due 7/13) (2) (3)	11,275,000 12,034,071	11,131,129 11,918,351	10,750,129 11,703,780

Quartermaster, Inc. (Retail Stores)	Retailer of uniforms and tactical equipment to law enforcement and security professionals	Revolving Line of Credit (6.7%, Due 12/10) (3) Senior Secured Term Loan A (6.8%, Due 12/10) (3) Senior Secured Term Loan B (8.1%, Due 12/10) (3) Senior Secured Term Loan C (15.0%, Due 12/11) (2) (3)	1,750,000 3,225,250 2,543,750 3,399,818	1,731,275 3,197,369 2,526,377 3,375,763	1,731,275 3,197,369 2,526,377 3,375,763

R-O-M Corporation (Automobile)	Manufacturer of doors, ramps and bulk heads for fire trucks and food transportation	Senior Secured Term Loan A (3.4%, Due 2/13) (3) Senior Secured Term Loan B (4.9%, Due 5/13) (3) Senior Subordinated Debt (15.0%, Due 8/13) (3)	6,640,000 8,379,000 9,100,000	6,582,627 8,290,058 9,011,070	6,266,127 7,890,766 9,011,070

Total Non-control/non-affiliate investments (represents 74.6% of total investments at fair value)				$269,577,008	$240,486,620

Total Investments				$365,899,025	$322,370,748

(1)	Affiliate investments are generally defined under the Investment Company Act of 1940, as amended (the “1940 Act”), as companies in which the Company owns at least 5% but not more than 25% of the voting securities of the company. Control investments are generally defined under the 1940 Act as companies in which the Company owns more than 25% of the voting securities of the company or has greater than 50% representation on its board.

(2)	Amount includes payment-in-kind (PIK) interest or dividends.

(3)	Pledged as collateral under the Company’s Securitization Facility. See Note 6 to Consolidated Financial Statements.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.

(6)	Syndicated investment which has been originated by another financial institution and broadly distributed.

See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.
Consolidated Schedule of Investments
December 31, 2007

Company(1)	Company
(Industry)	Description	Investment	Principal	Cost	Value

Control investments:

Fischbein, LLC (Machinery)	Designer and manufacturer of packaging equipment	Senior Subordinated Debt (16.5%, Due 5/13) (2) (3) Membership Interest — Class A (4)	$4,211,988	$4,180,389 2,800,000	$4,180,389 5,148,000

Total Control investments (represents 2.4% of total investments at fair value)				$6,980,389	$9,328,389

Affiliate investments:

Aylward Enterprises, LLC (5) (Machinery)	Manufacturer of packaging equipment	Revolving Line of Credit (8.7%, Due 2/12) (3) Senior Secured Term Loan A (9.5%, Due 2/12) (3)	$3,700,000 8,292,188	$3,630,012 8,162,724	$3,630,012 8,162,724
		Senior Subordinated Debt (14.5%, Due 8/12) (2)	6,424,702	6,335,464	6,335,464
		Membership Interest (4)		1,250,000	—

KTPS Holdings, LLC (Textiles & Leather)	Manufacturer and distributor of specialty pet products	Revolving Line of Credit (8.2%, Due 1/12) (3)
Senior Secured Term Loan A (8.4%, Due 1/12) (3)
Senior Secured Term Loan B (12.0%, Due 1/12) (3)
Junior Secured Term Loan (15.0%, Due 3/12)(2) (3)
Membership Interest — Class A (4)
		Membership Interest — Common (4)	300,000 6,012,500 1,985,000 4,081,878	282,562 5,941,886 1,960,952 4,035,122 730,020 19,980	282,562 5,941,886 1,960,952 4,035,122 769,000 87,900

Nupla Corporation (Home & Office Furnishings, Housewares & Durable Consumer Products)	Manufacturer and marketer of professional high-grade fiberglass-handled striking and digging tools	Revolving Line of Credit (9.5%, Due 9/12) (3) Senior Secured Term Loan A (8.8%, Due 9/12) (3) Senior Subordinated Debt (14.0%, Due 3/13) (2) Preferred Stock (2) Common Stock (4)	550,000 5,678,125 3,019,688	532,725 5,628,411 2,993,614 493,427 25,000	532,725 5,628,411 2,993,614 493,427 38,300

Smart, LLC(5) (Diversified/Conglomerate Service)	Provider of tuition management services	Revolving Line of Credit (12.3%, Due 8/11) (3)
Senior Secured Term Loan A (12.3%, Due 8/11) (3)
Senior Secured Term Loan B (19.0%, Due 2/12) (2) (3)
Convertible Subordinated Note (22.0%, Due 8/12)
		Membership Interest — Class B (4)	870,000 3,862,500 3,668,965 250,000	822,799 3,817,733 3,626,308 250,000 1,000,000	822,799 3,817,733 3,626,308 250,000 729,100

Sport Helmets Holdings, LLC(5) (Personal & Nondurable Consumer Products)	Manufacturer of protective headgear	Senior Secured Term Loan A (9.0%, Due 12/13) Senior Secured Term Loan B (9.5%, Due 12/13) Senior Subordinated Debt (15.0%, Due 6/14) (2) Common Stock (4)	4,500,000 7,500,000 8,011,333	4,431,440 7,385,336 7,889,250 2,000,000	4,431,440 7,385,336 7,889,250 1,901,500

Vince & Associates Clinical Research, Inc. (Healthcare, Education & Childcare)	Provider of clinical testing services	Senior Secured Term Loan (10.0%, Due 11/12) (2) (3) Senior Subordinated Debt (15.0%, Due 5/13) (2) Convertible Preferred Stock (4)	7,500,000 5,521,561	7,391,657 5,441,483 500,000	7,391,657 5,441,483 592,900

Total Affiliate investments (represents 22.1% of total investments at fair value)				$86,577,905	$85,171,605

Non-control/non-affiliate investments:

ADAPCO, Inc. (Ecological)	Distributor of specialty chemicals and contract application services	Revolving Line of Credit (9.0%, Due 7/11) (3) Senior Secured Term Loan A (10.5%, Due 6/11) (3) Common Stock (4)	$2,200,000 13,016,250	$2,177,697 12,916,093 500,000	$2,177,697 12,216,143 —

Aircraft Fasteners International, LLC (Machinery)	Distributor of fasteners and related hardware for use in aerospace, electronics and defense industries	Senior Secured Term Loan (8.3%, Due 11/12) (3) Junior Secured Term Loan (14.0%, Due 5/13) (2) (3) Convertible Preferred Stock (2)	6,800,000 5,200,000	6,697,869 5,121,815 253,342	6,697,869 5,121,815 341,800

Allied Defense Group, Inc. (Aerospace & Defense)	Diversified defense company	Common Stock (4)		463,168	161,600

Arrowhead General Insurance Agency, Inc.(6) (Insurance)	Insurance agency and program specialist	Junior Secured Term Loan (12.1%, Due 2/13) (3)	5,000,000	5,000,000	4,500,000

Borga, Inc. (Mining, Steel, Iron & Nonprecious Metals)	Manufacturer of pre-fabricated metal building systems	Senior Secured Term Loan A (8.8%, Due 3/09) (3) Senior Secured Term Loan B (11.8%, Due 5/10) (3) Senior Secured Term Loan C (16.0%, Due 5/10) (2) (3) Common Stock Warrants (4)	1,321,000 1,785,250 7,794,323	1,309,581 1,755,679 7,720,404 10,746	1,309,581 1,755,679 7,720,404 —

Caleel + Hayden, LLC(5) (Personal & Nondurable Consumer Products)	Provider of proprietary branded professional skincare and cosmetic products to physicians and spa communities	Junior Secured Term Loan B (9.6%, Due 11/11) (3) Senior Subordinated Debt (14.5%, Due 11/12) (3) Common Stock (4)	10,879,062 6,250,000	10,745,564 6,174,425 750,000	10,745,564 6,174,425 1,058,600

Company(1)	Company
(Industry)	Description	Investment	Principal	Cost	Value

Cheeseworks, Inc. (Grocery)	Distributor of specialty cheese and food products	Revolving Line of Credit (7.6%, Due 6/11) (3) Senior Secured Term Loan (10.7%, Due 6/11) (3)	5,080,219 10,648,560	4,984,386 10,512,576	4,984,386 10,512,576

CS Operating, LLC(5) (Buildings & Real Estate)	Provider of maintenance, repair and replacement of HVAC, electrical, plumbing, and foundation repair	Senior Secured Term Loan A (9.1%, Due 7/12) (3) Senior Subordinated Debt (14.5%, Due 1/13) (2) (3)	2,325,000 2,527,328	2,290,500 2,490,326	2,290,500 2,490,326

Copperhead Chemical Company, Inc. (Chemicals, Plastics & Rubber)	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt (15.3%, Due 1/13) (2) (3)	3,540,943	3,505,378	3,505,378

Custom Direct, Inc.(6) (Printing & Publishing)	Direct marketer of checks and other financial products and services	Junior Secured Term Loan (10.8%, Due 12/14) (3)	2,000,000	2,000,000	1,750,000

Dover Saddlery, Inc. (Retail Stores)	Equestrian products catalog retailer	Common Stock (4)		148,200	129,200

Eight O’Clock Coffee Company(6) (Beverage, Food & Tobacco)	Manufacturer, distributor, and marketer of coffee	Junior Secured Term Loan (11.4%, Due 7/13) (3)	9,000,000	9,000,000	9,000,000

Employbridge Holding Company(5)(6) (Personal, Food & Miscellaneous Services)	A provider of specialized staffing services	Junior Secured Term Loan (11.8%, Due 10/13) (3)	3,000,000	3,000,000	2,910,000

Encore Legal Solutions, Inc. (Printing & Publishing)	Legal document management services	Junior Secured Term Loan A (10.7%, Due 6/10) (2) (3) Junior Secured Term Loan B (10.8%, Due 6/10) (2) (3) Senior Subordinated Debt (15.0%, Due 6/10) (2) (3) Common Stock Warrants (4)	3,949,437 7,193,143 5,926,861	3,925,802 7,138,192 5,889,187 219,791	3,925,802 7,138,192 3,489,226 —

EXL Acquisition Corp. (Electronics)	Manufacturer of lab testing supplies	Senior Secured Term Loan A (8.4%, Due 3/11) (3)
Senior Secured Term Loan B (8.9%, Due 3/12) (3)
Senior Secured Term Loan C (9.4%, Due 3/12) (3)
Senior Secured Term Loan D (15.0%, Due 3/12) (3)
Common Stock — Class A (4)
		Common Stock — Class B (2)	4,800,000 4,851,840 2,992,500 7,000,000	4,761,933 4,792,326 2,944,981 6,925,241 2,475 254,057	4,761,933 4,792,326 2,944,981 6,925,241 123,900 255,325

Fairchild Industrial Products, Co. (Electronics)	Manufacturer of industrial controls and power transmission products	Senior Secured Term Loan A (8.3%, Due 7/10) (3) Senior Secured Term Loan B (10.0%, Due 7/11) (3) Senior Subordinated Debt (14.8%, Due 7/11) Preferred Stock — Class A (2) Common Stock — Class B (4)	5,580,000 9,325,000 5,460,000	5,531,331 9,239,973 5,401,721 327,879 121,598	5,531,331 9,239,973 5,401,721 327,879 293,200

Impact Products, LLC (Machinery)	Distributor of janitorial supplies	Junior Secured Term Loan (9.5%, Due 9/12) (3) Senior Subordinated Debt (13.5%, Due 9/12) (2) (3)	8,968,750 5,547,996	8,903,106 5,509,594	8,903,106 5,509,594

Innovative Concepts in Entertainment, Inc. (Personal & Nondurable Consumer Products)	Manufacturer of coin operated games	Junior Secured Term Loan A (9.0%, Due 2/11) (3) Junior Secured Term Loan B (9.5%, Due 2/11) (3) Junior Secured Term Loan C (13.0%, Due 8/11) (3)	4,312,500 3,537,000 3,900,000	4,292,854 3,519,896 3,881,940	4,292,854 3,519,896 3,881,940

Keltner Enterprises, LLC(5) (Oil & Gas)	Distributor of automotive oils, chemicals and parts	Senior Subordinated Debt (14.0%, Due 12/11) (3)	3,850,000	3,837,555	3,837,555

L.A. Spas, Inc. (Chemicals, Plastics & Rubber)	Manufacturer of above ground spas	Senior Subordinated Debt (15.5%, Due 1/10) (2) (3) Common Stock Warrants (4)	7,271,249	7,225,464 3,009	7,225,464 —

LHC Holdings Corp. (Healthcare, Education & Childcare)	Provider of home healthcare services	Revolving Line of Credit (8.8%, Due 11/12) (3) Senior Secured Term Loan A (8.8%, Due 11/12) (3) Senior Subordinated Debt (14.5%, Due 5/13) Membership Interest (4)	300,000 5,100,000 4,565,000	287,369 5,035,888 4,507,250 125,000	287,369 5,035,888 4,507,250 120,500

Mac & Massey Holdings, LLC (Grocery)	Broker and distributor of ingredients to manufacturers of food products	Senior Subordinated Debt (16.5%, Due 2/13) (2) Common Stock (4)	7,438,280	7,402,496 250,000	7,402,496 388,200

Metrologic Instruments, Inc.(6) (Electronics)	Manufacturer of imaging and scanning equipment	Senior Secured Term Loan (7.8%, Due 4/14) (3) Junior Secured Term Loan (11.1%, Due 12/15)	992,500 1,000,000	992,500 1,000,000	942,900 930,000

Company(1)	Company
(Industry)	Description	Investment	Principal	Cost	Value

Nice-Pak Products, Inc.(6) (Containers, Packaging & Glass)	Manufacturer of pre-moistened wipes	Senior Secured Term Loan (8.5%, Due 6/14) (3)	2,985,000	2,985,000	2,895,500

Northwestern Management Services, LLC (Healthcare, Education & Childcare)	Provider of dental services	Senior Secured Term Loan A (8.9%, Due 12/12) (3) Senior Secured Term Loan B (9.4%, Due 12/12) (3) Junior Secured Term Loan (15.0%, Due 6/13) (2) Common Stock (4)	6,000,000 1,250,000 2,754,125	5,936,612 1,236,744 2,724,995 500,000	5,936,612 1,236,744 2,724,995 504,400

Prince Mineral Company, Inc. (Metals & Minerals)	Manufacturer of pigments	Junior Secured Term Loan (9.9%, Due 12/12) (3) Senior Subordinated Debt (14.0%, Due 7/13) (2) (3)	11,375,000 11,913,159	11,203,941 11,768,249	11,203,941 11,768,249

Quartermaster, Inc. (Retail Stores)	Retailer of uniforms and tactical equipment to law enforcement and security professionals	Revolving Line of Credit (9.5%, Due 12/10) (3) Senior Secured Term Loan A (9.4%, Due 12/10) (3) Senior Secured Term Loan B (10.6%, Due 12/10) (3) Senior Secured Term Loan C (15.0%, Due 12/11) (2) (3)	500,000 4,276,250 2,568,750 3,298,069	471,887 4,228,116 2,542,846 3,265,862	471,887 4,228,116 2,542,846 3,265,862

R-O-M Corporation (Automobile)	Manufacturer of doors, ramps and bulk heads for fire trucks and food transportation	Senior Secured Term Loan A (8.0%, Due 2/13) (3) Senior Secured Term Loan B (9.3%, Due 5/13) (3) Senior Subordinated Debt (15.0%, Due 8/13) (2)	7,440,000 8,464,500 9,100,000	7,359,023 8,359,596 8,991,761	7,359,023 8,359,596 8,991,761

Sidump’r Trailer Company, Inc. (Automobile)	Manufacturer of side dump trailers	Revolving Line of Credit (9.8%, Due 1/11) (3)
Senior Secured Term Loan A (8.5%, Due 1/11) (3)
Senior Secured Term Loan B (11.5%, Due 1/11) (3)
Senior Secured Term Loan C (15.0%, Due 7/11) (2) (3)
Senior Subordinated Debt (12.0%, Due 1/12) (3)
Preferred Stock (2)
		Common Stock (4)	1,675,000 2,047,500 2,320,625 3,230,074 75,000	1,651,732 2,028,320 2,294,336 3,197,254 75,000 87,271 25	1,651,732 2,028,320 2,294,336 3,197,254 75,000 — —

Total Non-control/non-affiliate investments (represents 75.5% of total investments at fair value)				$294,686,727	$290,225,759

Total Investments				$388,245,021	$384,725,753

(1)	Affiliate investments are generally defined under the Investment Company Act of 1940, as amended (the “1940 Act”), as companies in which the Company owns at least 5% but not more than 25% of the voting securities of the company. Control investments are generally defined under the 1940 Act as companies in which the Company owns more than 25% of the voting securities of the company or has greater than 50% representation on its board.

(2)	Amount includes payment-in-kind (PIK) interest or dividends.

(3)	Pledged as collateral under the Company’s Securitization Facility. See Note 6 to Consolidated Financial Statements.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.

(6)	Syndicated investment which has been originated by another financial institution and broadly distributed.

See Notes to Consolidated Financial Statements

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements

Note 1.	Organization

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

Note 2.	Going Concern

A fundamental principle of the preparation of financial statements in accordance with accounting principles generally accepted in the United States is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, the Company’s policy is to prepare its consolidated financial statements on a going concern basis unless it intends to liquidate or has no other alternative but to liquidate. On April 11, 2009, the liquidity facility supporting the Company’s second amended and restated securitization revolving credit facility will expire if not renewed prior to such time. The Company is currently negotiating the renewal of the liquidity facility with certain liquidity banks. In the event that the liquidity banks do not renew the liquidity facility, the terms of the second amended and restated securitization revolving credit facility require that all principal, interest and fees collected from the debt investments pledged under the facility must be used to pay down amounts outstanding under the facility by April 11, 2011.

Because substantially all of the Company’s debt investments are pledged under the second amended and restated securitization revolving credit facility, the Company cannot provide any assurance that it would have sufficient cash and liquid assets to fund normal operations and dividend distributions to stockholders during the period of time when it is required to repay amounts outstanding under the second amended and restated securitization revolving credit facility when such amounts became due. As a result, the Company may be required to severely limit or otherwise cease making distributions to its stockholders and curtail or cease new investment activities. In addition, the Company may be required to sell a portion of its investments to satisfy its obligation to repay such outstanding principal amount prior to April 11, 2011 and its ability to continue as a going concern may be impacted. The Company’s consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

If the liquidity facility is not renewed, the Company believes that it may be able to negotiate an arrangement with the lenders of the second amended and restated securitization revolving credit facility for repayment terms that do not require the Company to use all principal, interest and fees collected from the debt investments secured by the facility to pay down amounts outstanding thereunder, however, the Company cannot provide any assurance that it will be able to do so. As a result, if the Company was unable to (i) renew the liquidity facility supporting the Company’s second amended and restated securitization revolving credit facility or (ii) negotiate an arrangement with the lenders of the second amended and restated securitization revolving credit facility for repayment terms that do not require the Company to use all principal, interest and fees collected from the debt investments secured by the facility to pay down amounts outstanding thereunder there would be a significant adverse impact on the Company’s financial position and operating results.

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements reflect the consolidated accounts of the Company and its special purpose financing subsidiary, Patriot Capital Funding, LLC I, (see Note 6) with all significant intercompany balances eliminated. The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. The financial results of the Company’s portfolio investments are not consolidated in the Company’s financial statements.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates related to the valuation of the Company’s investments. Actual results may differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash equivalents are carried at cost which approximates fair value.

Restricted Cash

Restricted cash at December 31, 2008 and 2007, consisted of cash held in an operating and money market account, pursuant to the Company’s agreement with its lender.

Concentration of Credit Risk

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Investment Valuation

Investments are recorded at fair value with changes in value reflected in operations in unrealized appreciation (depreciation) of investments. Effective January 1, 2008, the Company adopted Statement of Financial Standards No. 157 — Fair Value Measurements, or SFAS 157. Under SFAS 157, we principally utilize the market approach to estimate the fair value of our equity investments where there is not a readily available market and we also utilize the income approach to estimate the fair value of our debt investments where there is not a readily available market. Under the market approach, we estimate the enterprise value of the portfolio companies in which we invest. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. We generally require portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically, private companies are valued based on multiples of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), cash flows, net income, revenues, or in limited cases, book value.

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

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

Duff & Phelps, LLC, an independent valuation firm (“Duff & Phelps”), provided third party valuation consulting services to the Company which consisted of certain limited procedures that the Company engaged them to perform. At December 31, 2008 and 2007, the Company asked Duff & Phelps to perform the limited procedures on certain investments in its portfolio. The Company’s Board of Directors is solely responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are included in other assets and are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets up to five years and over the shorter of the economic life or the term of the lease for leasehold improvements.

Fair Value of Financial Instruments

The Company’s financial instruments consists of cash and cash equivalents, restricted cash, interest receivable and payable and borrowings, whose carrying values approximate fair value due to their short term nature.

Debt Issuance Costs

Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts are amortized into the statement of operations ratably over the contractual term of the borrowing. At December 31, 2008 and 2007, unamortized debt issuance costs were $1.2 million and $609,000 and included in other assets in the accompanying balance sheets. Amortization expense was $454,000, $262,000 and $366,000 for the years ended 2008, 2007 and 2006, respectively.

Interest Income Recognition

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. When a loan becomes 90 days or more past due, or if the Company otherwise does not expect the debtor to be able to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company remains contractually entitled to this interest and may collect it upon the sale or recapitalization of the portfolio company. At December 31, 2008, the Company had loans from three portfolio companies on non-accrual status. At December 31, 2007, none of the Company’s loans or debt securities were on non-accrual status. Investment origination fees are deferred and amortized as adjustments to the related yield over the contractual life of the investment. Unearned income was $4.4 million and $4.6 million as of December 31, 2008 and 2007, respectively.

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

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

Fee Income Recognition

The Company receives a variety of fees in the ordinary course of conducting its business, including Advisory Fees, Loan Fees, Arrangement Fees, Amendment Fees, Unused Fees, Draw Fees, Annual Administrative Fees, Anniversary Fees, and Prepayment Fees (collectively the “Fees”). In a limited number of cases, the Company may also receive a non-refundable deposit earned upon the termination of a transaction. The Company recognizes Fees, which qualify as loan origination fees, in accordance with the Statement of Financial Accounting Standards No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” (“SFAS 91”). SFAS 91 requires that the Company recognize loan origination fees using the interest method. In addition, the Company capitalizes and offsets direct loan origination costs against the Fees received and only defers and amortizes the net Fee. During the year ended December 31, 2008, the Company capitalized $186,000 of direct loan origination costs and offset $215,000 of capitalized costs against fees received of $780,000. At December 31, 2008, the remaining balance of capitalized costs totaled $17,000, which relates to loan originations in process. During the year ended December 31, 2007, the Company capitalized $610,000 of direct loan origination costs and offset $668,000 of capitalized costs against fees received of $4.3 million. During the year ended December 31, 2006, the Company capitalized $411,000 of direct loan origination costs and offset $409,000 of capitalized costs against fees received of $2.3 million.

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

During the years ended December 31, 2008, 2007 and 2006, the Company recognized $2.2 million, $1.8 million and $1.1 million, respectively, of income from fees and other investment income other than loan origination fees. Other investment income consists principally of deferred financing fees and prepayment fees received from portfolio companies on the repayment of their debt facility.

Payment in Kind Interest/Dividends

The Company has investments in debt and equity securities in its portfolio which contain a payment in kind or “PIK” interest or dividend provision. PIK interest and dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as income. For the years ended December 31, 2008, 2007 and 2006, the Company recorded PIK income of $5.5 million, $3.9 million and $2.4 million, respectively.

PIK related activity for the years ended December 31, 2008 and 2007 was as follows:

	2008	2007

Beginning PIK balance	$4,714,356	$2,891,565
PIK interest and dividends earned during the year	5,452,124	3,928,159
PIK conversion to equity	(1,519,567)	—
Payments received during the year	(2,041,719)	(2,105,368)

Ending PIK balance	$6,605,194	$4,714,356

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Stock Compensation Plans

The Company has stock-based employee compensation plans, see Note 7. The Company accounts for its stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” The Company is required to record compensation expense for all awards granted. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.

Federal Income Taxes

The Company has elected to be treated as a RIC under the Code. The Company’s RIC tax year was initially filed on a July 31 basis. The Company’s policy is to comply with the requirements of the Code that are applicable to RICs and to distribute substantially all of its taxable income to its stockholders. Therefore, no federal income tax provision is included in the accompanying financial statements. On February 11, 2008, the Company was granted permission by the Internal Revenue Service to change its RIC tax year from July 31, to December 31, effective on December 31, 2007. Accordingly, the Company prepared a short period tax return from August 1, 2007 through December 31, 2007, and will file on a calendar year basis for 2008 and thereafter (see Note 13. Income Taxes).

Dividends Paid

Distributions to stockholders are recorded on the declaration date. The Company is required to pay out to its shareholders at least 90% of its net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses for each taxable year in order to be eligible for the tax benefits allowed to a RIC under Subchapter M of the Code. It is the policy of the Company to pay out as a dividend all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors and is based on the annual earnings estimated by the management of the Company. At its year-end the Company may pay a bonus dividend, in addition to the other dividends, to ensure that it has paid out at least 90% of its net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses for the year.

Dividends and distributions which exceed net investment income and net realized capital gains for financial reporting purposes but not for tax purposes are reported as distributions in excess of net investment income and net realized capital gains, respectively. To the extent that they exceed net investment income and net realized gains for tax purposes, they are reported as distributions of paid-in capital (i.e., return of capital). The Company determined that $1.1 million of distributions represented a return of capital for tax purposes for the tax year ended December 31, 2008. In addition, the Company also determined that $1.3 million and $335,000, respectively of distributions represented a return of capital for tax purposes for the tax period August 1, 2007 to December 31, 2007 and for the fiscal tax year ended July 31, 2007, respectively. As more fully discussed in Note 13, such return of capital distributions was determined by the Company’s tax earnings and profits during such periods.

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 4.	Investments

Effective January 1, 2008, upon adoption of SFAS 157, the Company changed its presentation for all periods presented to net unearned fees against the associated debt investments. Prior to the adoption of SFAS 157, the Company reported unearned fees as a single line item on the Consolidated Balance Sheets and Consolidated Schedule of Investments. This change in presentation had no impact on the overall net cost or fair value of the Company’s investment portfolio and had no impact on the Company’s financial position or results of operations. In October 2008, FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset in a Market That is Not Active” (FSP 157-3”) was issued, which clarifies the application of SFAS 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is not active. The guidance provided by FSP 157-3 is consistent with the Company’s approach to valuing financial assets for which there are no active markets.

At December 31, 2008 and 2007, investments consisted of the following:

	December 31, 2008		December 31, 2007
	Cost	Fair Value	Cost	Fair Value

Investments in debt securities	$344,683,219	$308,079,975	$375,410,033	$371,261,022
Investments in equity securities	21,215,806	14,290,773	12,834,988	13,464,731

Total	$365,899,025	$322,370,748	$388,245,021	$384,725,753

At December 31, 2008 and 2007, $123.5 million and $138.0 million, respectively, of the Company’s portfolio investments at fair value were at fixed rates, which represented approximately 38% and 36%, respectively, of the Company’s total portfolio of investments at fair value. The Company generally structures its subordinated debt at fixed rates, although many of its senior secured and junior secured loans are, and will be, at variable rates determined on the basis of a benchmark LIBOR or prime rate. The Company’s loans generally have stated maturities ranging from 4 to 7.5 years.

At December 31, 2008 and 2007, the Company had equity investments and warrant positions designed to provide the Company with an opportunity for an enhanced internal rate of return. These instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains.

During the year ended December 31, 2008, the Company realized a net loss of $883,000 principally from the sale of two syndicated debt investments and the cancellation of warrants which it had previously written down to zero, which were partially offset by the sale of an equity investment. During the year ended

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2007, the Company realized gains of $92,000, on the sale of portfolio investments. During the year ended December 31, 2006, the Company realized losses of $3.3 million, on the sale of portfolio investments. During the years ended December 31, 2008 and 2007, the Company recorded unrealized depreciation on investments of $40.0 million and $3.6 million, respectively, and during the year ended December 31, 2006, the Company recorded unrealized appreciation on investments of $3.8 million.

The composition of the Company’s investments as of December 31, 2008 and 2007 at cost and fair value was as follows:

	December 31, 2008				December 31, 2007
	Cost	%(1)	Fair Value	%(1)	Cost	%(1)	Fair Value	%(1)

Senior Secured Debt	$171,889,470	47.0%	$156,638,667	48.6%	$190,048,200	49.0%	$189,209,150	49.2%
Junior Secured Debt	64,232,689	17.5	58,076,196	18.0	85,493,227	22.0	84,583,227	22.0
Subordinated Debt	108,561,060	29.7	93,365,112	29.0	99,868,606	25.7	97,468,645	25.3
Warrants / Equity	21,215,806	5.8	14,290,773	4.4	12,834,988	3.3	13,464,731	3.5

Total	$365,899,025	100.0%	$322,370,748	100.0%	$388,245,021	100.0%	$384,725,753	100.0%

(1)	Represents percentage of total portfolio.

The composition of the Company’s investment portfolio by industry sector, using Moody’s Industry Classifications as of December 31, 2008 and 2007 at cost and fair value was as follows:

	December 31, 2008				December 31, 2007
	Cost	%(1)	Fair Value	%(1)	Cost	%(1)	Fair Value	%(1)

Machinery	$51,384,711	14.0%	$39,527,874	12.3%	$52,844,315	13.6%	$54,030,773	14.1%
Health Care, Education & Childcare	39,749,005	10.9	39,501,102	12.2	33,686,998	8.7	33,779,798	8.8
Personal & Nondurable Consumer Products	39,609,196	10.8	39,247,796	12.2	51,070,705	13.2	51,280,805	13.3
Automobile	33,276,374	9.1	26,487,272	8.2	34,044,318	8.8	33,957,022	8.8
Electronics	31,033,364	8.5	30,033,495	9.3	42,296,015	10.9	42,470,710	11.0
Textiles & Leather	29,557,681	8.1	29,368,566	9.1	12,970,522	3.3	13,077,422	3.4
Printing & Publishing	26,302,411	7.2	18,159,998	5.6	19,172,972	4.9	16,303,220	4.2
Metals & Minerals	23,049,480	6.3	22,453,909	7.0	22,972,190	5.9	22,972,190	6.0
Mining, Steel, Iron & Nonprecious Metals	18,092,545	4.9	17,245,764	5.3	10,796,410	2.8	10,785,664	2.8
Chemicals, Plastic & Rubber	16,659,410	4.6	9,347,006	2.9	10,733,851	2.8	10,730,842	2.8
Housewares & Durable Consumer Products	11,005,810	3.0	9,333,052	2.9	9,673,177	2.5	9,686,477	2.5
Retail Stores	10,978,984	3.0	10,872,284	3.4	10,656,911	2.7	10,637,911	2.8
Ecological	8,556,102	2.3	8,164,902	2.5	15,593,790	4.0	14,393,840	3.7
Grocery	8,156,189	2.2	8,278,569	2.6	23,149,458	6.0	23,287,658	6.1
Insurance	5,000,000	1.4	4,048,200	1.3	5,000,000	1.3	4,500,000	1.2
Buildings & Real Estate	4,613,182	1.3	4,613,182	1.4	4,780,826	1.2	4,780,826	1.2
Oil & Gas	3,840,677	1.1	3,840,677	1.2	3,837,555	1.0	3,837,555	1.0
Personal, Food & Miscellaneous Services	3,000,000	0.8	1,050,000	0.3	3,000,000	0.8	2,910,000	0.8
Diversified/Conglomerate Service	1,570,736	0.4	623,500	0.2	9,516,840	2.4	9,245,940	2.4
Aerospace & Defense	463,168	0.1	173,600	0.1	463,168	0.1	161,600	0.1
Beverage, Food & Tobacco	—	0.0	—	0.0	9,000,000	2.3	9,000,000	2.3
Containers, Packaging & Glass	—	0.0	—	0.0	2,985,000	0.8	2,895,500	0.7

Total	$365,899,025	100.0%	$322,370,748	100.0%	$388,245,021	100.0%	$384,725,753	100.0%

(1)	Represents percentage of total portfolio.

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

As required by the 1940 Act, the Company classifies its investments by level of control. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act. The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company. “Non-Control/Non-Affiliate Investments” are those investments that are neither Control Investments nor Affiliate Investments. At December 31, 2008 and 2007, the Company owned greater than 25% of the voting securities in four and one companies, respectively. At December 31, 2008 and 2007, the Company owned greater than 5% but less than 25% of the voting securities in four and six companies, respectively.

Note 5.	Fair Value Measurements

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

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents the financial instruments carried at fair value as of December 31, 2008, by caption on the Consolidated Balance Sheet for each of the three levels of hierarchy established by SFAS 157.

	As of December 31, 2008
		Internal Models with	Internal Models with	Total Fair Value
	Quoted Market Prices	Significant Observable	Significant Unobservable	Reported in
	in Active Markets	Market Parameters	Market Parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet

Non-affiliate investments	$215,100	$20,254,400	$220,017,120	$240,486,620
Affiliate investments	—	—	51,457,082	51,457,082
Control investments	—	—	30,427,046	30,427,046

Total investments at fair value	$215,100	$20,254,400	$301,901,248	$322,370,748

The following table provides a roll-forward in the changes in fair value from December 31, 2007 to December 31, 2008, for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are the most significant to the overall fair value measurement. However, Level 3 financial instruments also typically include, in addition to the unobservable or Level 3 components, observable components (that is, Level 1 and Level 2 components that are actively quoted and can be validated to external sources). Accordingly, the depreciation in the table below includes changes in fair value due in part to observable Level 1 and Level 2 factors that are part of the valuation methodology.

	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate	Affiliate	Control
	Investments	Investments	Investments	Total

Fair Value December 31, 2007	$267,006,559	$85,171,605	$9,328,389	$361,506,553
Total realized gains (losses)	—	458,405	(350,000)	108,405
Change in unrealized depreciation	(20,557,568)	(1,961,258)	(12,333,998)	(34,852,824	)(a)
Purchases, issuances, settlements and other, net	(26,431,871)	(32,211,670)	33,782,655	(24,860,886)
Transfers in (out) of Level 3	—	—	—	—

Fair value as of December 31, 2008	$220,017,120	$51,457,082	$30,427,046	$301,901,248

(a)	Relates to assets held at December 31, 2008

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

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

If there was adequate enterprise value to support the repayment of the Company’s debt, the fair value of the Level 3 loan or debt security normally corresponded to cost plus the amortized original issue discount unless the borrower’s condition or other factors lead to a determination of fair value at a different amount.

Beginning on January 1, 2008, the Company also introduced a bond-yield model to value these investments based on the present value of expected cash flows. The primary inputs into the model are market interest rates for debt with similar characteristics and an adjustment for the portfolio company’s credit risk. The credit risk component of the valuation considers several factors including financial performance, business outlook, debt priority and collateral position. During the year ended December 31, 2008, the Company recorded net unrealized depreciation of $40.0 million on its investments, and during the year ended December 31, 2007, the Company recorded unrealized depreciation of $3.6 million. For the year ended December 31, 2008, a portion of the Company’s net unrealized depreciation, approximately $5.6 million, resulted from net decreases in the quoted market prices on its syndicated loan portfolio as a result of disruption in the financial credit markets for broadly syndicated loans; approximately $27.5 million, resulted from a decline in the financial performance of our portfolio companies; and approximately $6.9 million, resulted from the adoption of SFAS 157.

Note 6.	Borrowings

On September 18, 2006, the Company, through a consolidated wholly-owned bankruptcy remote, special purpose subsidiary, entered into an amended and restated securitization revolving credit facility (the “Securitization Facility”) with an entity affiliated with BMO Capital Markets Corp. (formerly known as Harris Nesbitt Corp.). The Securitization Facility allowed the special purpose subsidiary to borrow up to $140 million through the issuance of notes to a multi-seller commercial paper conduit administered by the affiliated entity. The Securitization Facility also required bank liquidity commitments (“Liquidity Facility”) to provide liquidity support to the conduit. The Liquidity Facility was provided by the lender that participated in the Securitization Facility for a period of 364-days and was renewable annually thereafter at the option of the lender. On May 2, 2007, the Company amended its Securitization Facility to lower the interest rate payable on any outstanding borrowings under the Securitization Facility from the commercial paper rate plus 1.35% to the commercial paper rate plus 1.00% during the period of time the Company was permitted to make draws under the Securitization Facility. The amendment also reduced or eliminated certain restrictions pertaining to certain loan covenants. On August 31, 2007, the Company amended its Securitization Facility to increase its borrowing capacity thereunder by $35 million. The amendment also extended the commitment termination date from July 23, 2009 to July 22, 2010 and reduced or eliminated certain restrictions pertaining to certain loan covenants. The Securitization Facility provided for the payment by the Company to the lender of a monthly fee equal to 0.25% per annum on the unused amount of the Securitization Facility.

On April 11, 2008, the Company entered into a second amended and restated securitization revolving credit facility (the “Amended Securitization Facility”) with an entity affiliated with BMO Capital Markets Corp. and Branch Banking and Trust Company (the “Lenders”). The Amended Securitization Facility amended and restated the Securitization Facility to, among other things: (i) increase the borrowing capacity from $175 million to $225 million; (ii) extend the maturity date from July 22, 2010 to April 11, 2011 (unless extended prior to such date for an additional 364-day period with the consent of the lenders thereto); (iii) increase the interest rate payable under the facility from the commercial paper rate plus 1.00% to the commercial paper rate plus 1.75% on up to $175 million of outstanding borrowings and the LIBOR rate plus 1.75% on up to $50 million of outstanding borrowings; and (iv) increase the unused commitment fee from 0.25% per annum to 0.30% per annum.

The Amended Securitization Facility permits draws under the facility until April 10, 2009, unless the Lenders extend the Liquidity Facility underlying the Amended Securitization Facility for an additional 364 day period. If the Liquidity Facility is not extended, the Amended Securitization Facility enters into a

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

24-month amortization period whereby all principal, interest and fee payments received by the Company in conjunction with collateral pledged to the Amended Securitization Facility, less a monthly servicing fee payable to the Company, are required to be used to repay outstanding borrowings under the Amended Securitization Facility. Any remaining outstanding borrowings would be due and payable on the commitment termination date, which is currently April 11, 2011.

Similar to the Securitization Facility, the Amended Securitization Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. These restrictions may affect the amount of notes the Company’s special purpose subsidiary may issue from time to time. The Amended Securitization Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Amended Securitization Facility. The Amended Securitization Facility also requires the maintenance of a Liquidity Facility. The Liquidity Facility is provided by the Lenders that participate in the Securitization Facility for a period of 364-days and is renewable annually thereafter at the option of the lenders. The Liquidity Facility is scheduled to be renewed in April 2009. If the Liquidity Facility is not renewed, the Company’s ability to draw under the Amended Securitization Facility would end and the amortization period under the Amended Securitization Facility would commence. The Amended Securitization Facility is secured by all of the loans held by the Company’s special purpose subsidiary. At December 31, 2008, the maximum borrowings available to the Company under the facility is limited to the amount of stockholders’ equity, $180.1 million. As of December 31, 2008, the Company was in technical default of one of its debt covenants under its Amended Securitization Facility, which was cured within the timeframe allowed by the facility.

In connection with the origination and amendment of the Securitization Facility and the Amended Securitization Facility, the Company incurred $2.4 million of fees which are being amortized over the term of the facility.

At December 31, 2008 and 2007, $162.6 million and $164.9 million, respectively, of borrowings were outstanding under the facility. At December 31, 2008, the interest rate was 3.6%. Interest expense for the years ended December 31, 2008, 2007 and 2006 consisted of the following:

	Year Ended December 31,
	2008	2007	2006

Interest charges	$7,495,021	$7,044,208	$3,753,153
Amortization of debt issuance costs	454,088	261,614	365,855
Unused facility fees	209,364	115,774	213,574

Total	$8,158,473	$7,421,596	$4,332,582

During 2006 through 2008, the Company, through our special purpose subsidiary, entered into eight interest rate swap agreements. The swap agreements have a fixed rate range of 3.3% to 5.2% on an initial notional amount totaling $53.6 million. The swap agreements expire five years from issuance. The swaps were put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. For the year ended December 31, 2008, net unrealized depreciation attributed to the swaps was approximately $2.3 million. For the year ended December 31, 2007, net unrealized depreciation attributed to the swaps was approximately $775,000. For the year ended December 31, 2006, net unrealized appreciation attributed to the swaps was approximately $13,000. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower rates with respect to the outstanding borrowings.

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 7.	Stock Option Plan and Restricted Stock Plan

As of December 31, 2008, 3,644,677 shares of common stock were reserved for issuance upon exercise of options to be granted under the Company’s stock option plan and 2,065,045 shares of the Company’s common stock were reserved for issuance under the Company’s employee restricted stock plan (the “Plans”). On August 14, 2008, awards of 190,000 shares of restricted stock were granted to the Company’s executive officers and employees with a fair value of $7.37 (the closing price of the common stock at date of grant). On February 27, 2008, options to purchase a total of 800,500 shares of common stock were granted to the Company’s executive officers and employees with an exercise price of $10.91 per share (the closing price of the common stock at date of grant). On February 23, 2007, options to purchase a total of 227,181 shares of common stock were granted to the Company’s executive officers and employees with an exercise price of $14.38 per share (the closing price of the common stock at date of grant). On November 1, 2007, options to purchase a total of 5,000 shares of common stock were granted to the Company’s employees with an exercise price of $11.49 per share (the closing price of the common stock at date of grant). On June 26, 2006, options to purchase a total of 903,000 shares of common stock were granted to the Company’s executive officers and employees with an exercise price of $10.97 per share (the closing price of the common stock at date of grant). Such options granted from 2006 to 2008 vest equally, on a monthly basis, over three years from the date of grant and have a ten-year exercise period. During 2008, 35,848 options were forfeited at a weighted average exercise price of $11.45; and also during 2008, 2,500 shares of restricted stock were forfeited. As of December 31, 2008, 3,201,329 options were outstanding, 2,411,454 of which were exercisable, and 187,500 shares of restricted stock were outstanding. The options have a weighted average remaining contractual life of 7.5 years, a weighted average exercise price of $12.42, and an aggregate intrinsic value of $0. The restricted stock vests over 4 years.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” (“SFAS 123R”). The Company has elected the “modified prospective method” of transition as permitted by SFAS 123R. Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. For options granted in 2006, this model used the following assumptions: annual dividend rate of 9.2%, risk free interest rate of 5.25%, expected volatility of 21%, and the expected life of the options of 6.5 years. For options granted in February 2007, this model used the following assumptions: annual dividend rate of 8.3%, risk free interest rate of 4.7%, expected volatility of 20%, and the expected life of the options of 6.5 years. For options granted in November 2007, this model used the following assumptions: annual dividend rate of 11.1%, risk free interest rate of 4.2%, expected volatility of 24%, and the expected life of the options of 6.5 years. For options granted in February 2008, this model used the following assumptions: annual dividend rate of 11.8%, risk free interest rate of 3.0%, expected volatility of 26%, and the expected life of the options of 6.5 years. For 2006 to 2008 grants, the Company calculated its expected term assumption using guidance provided by SEC Staff Accounting Bulletin 107 (“SAB 107”). SAB 107 allows companies to use a simplified expected term calculation in instances where no historical experience exists, provided that the companies meet specific criteria. The stock options granted by the Company meet those criteria, and the expected terms were determined using the SAB 107 simplified method. Expected volatility was based on historical volatility of similar entities whose share prices and volatility were available for all grants except the November 2007 and February 2008 grants. The November 2007 and February 2008 grants were calculated using the Company’s historical volatility.

Assumptions used with respect to future grants may change as the Company’s actual experience may be different. The fair value of options granted in 2008, 2007 and 2006 was approximately $0.47, $0.98 and $0.74, respectively, using the Black-Scholes option pricing model. The Company has adopted the policy of recognizing compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. For the years ended December 31, 2008, 2007 and 2006, the Company

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

recorded compensation expense related to stock awards of approximately $758,000, $676,000 and $506,000, respectively, which is included in compensation expense in the consolidated statements of operations. The Company does not record the tax benefits associated with the expensing of stock awards since the Company elected to be treated as a RIC under Subchapter M of the Internal Revenue Code and, as such, the Company is not subject to federal income tax on the portion of taxable income and gains distributed to stockholders, provided that at least 90% of its annual taxable income is distributed. As of December 31, 2008, there was $453,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over 2.2 years. As of December 31, 2008, there was $1.3 million of total unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over 3.6 years.

Note 8.	Employee Benefit Plan

The Company adopted a 401(k) plan (“Plan”) effective January 1, 2003. The Plan permits an employee to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum. Employees are eligible to participate in the Plan upon completion of one year of service. On an annual basis, the Company makes a contribution equal to 4% (1% of which is discretionary) to each eligible employee’s account, up to the Internal Revenue Service annual maximum. For the years ended December 31, 2008, 2007 and 2006, the Company recorded $97,000, $85,000 and $65,000, respectively, for employer contributions to the Plan.

Note 9.	Common Stock Transactions

On January 26, 2007, the Company closed a shelf offering of 2.4 million shares of common stock and received gross proceeds of $33.7 million less underwriters’ commissions and discounts, and fees of $2.0 million.

On October 2, 2007, the Company closed a shelf offering of 2.3 million shares of common stock and received gross proceeds of $30.5 million less underwriters’ commissions and discounts, and fees of $1.6 million.

The Company had previously established a dividend reinvestment plan, and during the years ended December 31, 2008, 2007 and 2006, issued 177,000, 158,000 and 85,000 shares, respectively, in connection with dividends paid. The Company did not issue any shares of its common stock under the dividend reinvestment plan during the three months ended September 30, 2008 and the three months ended March 31, 2008 because it elected to satisfy the share requirements of the dividend reinvestment plan in connection with the dividends paid on July 16, 2008 and January 16, 2008 through open market purchases of its common stock by the administrator of the dividend reinvestment plan. Such purchases on July 16, 2008 and January 16, 2008 consisted of 90,000 and 55,000 common shares, respectively, at a cost of $589,000 and $573,000, respectively,

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

which is included in distributions to stockholders. The following table summarizes the Company’s dividends declared during 2008, 2007 and 2006:

Date Declared	Record Date	Payment Date	Amount

2008
October 30, 2008	December 22, 2008	January 15, 2009	$0.25
July 30, 2008	September 12, 2008	October 15, 2008	0.33
May 2, 2008	June 5, 2008	July 16, 2008	0.33
February 27, 2008	March 14, 2008	April 16, 2008	0.33

Total — 2008			$1.24

2007
November 1, 2007	December 14, 2007	January 16, 2008	$0.33
August 2, 2007	September 14, 2007	October 17, 2007	0.32
April 30, 2007	June 15, 2007	July 17, 2007	0.32
February 23, 2007	March 15, 2007	April 18, 2007	0.32

Total — 2007			$1.29

2006
November 10, 2006	December 15, 2006	January 17, 2007	$0.31
August 7, 2006	September 15, 2006	October 17, 2006	0.31
May 9, 2006	June 2, 2006	July 17, 2006	0.29
February 28, 2006	March 21, 2006	April 11, 2006	0.29

Total — 2006			$1.20

Note 10.	Share Data

The following table sets forth a reconciliation of weighted average shares outstanding for computing basic and diluted income (loss) per common share for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006

Weighted average common shares outstanding, basic	20,713,540	18,670,904	14,145,200
Effect of dilutive stock options	—	159,309	92,752

Weighted average common shares outstanding, diluted	20,713,540	18,830,213	14,237,952

The dilutive effect of stock options is computed using the treasury stock method. Options and restricted shares on 3.4 million (2008), 1.5 million (2007) and 1.3 million (2006) shares, were anti-dilutive and therefore excluded from the computation of diluted earnings per share.

Note 11.	Commitments and Contingencies

The balance of unused commitments to extend credit was $23.8 million and $29.3 million at December 31, 2008 and December 31, 2007, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as investment draws, revolving credit arrangements or similar transactions. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the counterparty. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

In connection with borrowings under the Amended Securitization Facility, the Company’s special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions. The Company has agreed to guarantee the payment of certain swap breakage costs that may be payable by the Company’s special purpose subsidiary in connection with any such interest rate swap agreements or other interest rate hedging transactions (see Note 6. Borrowings).

The Company leases its corporate offices and certain equipment under operating leases with terms expiring through 2011. Future minimum lease payments due under operating leases at December 31, 2008 are as follows: $241,000 — 2009, $247,000 — 2010, $21,000 — 2011. Rent expense was approximately $274,000, $245,000 and $222,000 for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, the Company had an outstanding letter of credit in the amount of $38,000 as security deposit for the lease of the Company’s corporate office.

Note 12.	Concentrations of Credit Risk

The Company’s customers are primarily small- to mid-sized companies in a variety of industries.

At December 31, 2008 and December 31, 2007, the Company did not have any investment in excess of 10% of the total investment portfolio at fair value. Investment income, consisting of interest, dividends and fees, can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given year can be highly concentrated among several customers. During the years ended December 31, 2008, 2007 and 2006, the Company did not record investment income from any customer in excess of 10.0% of total investment income.

Note 13.	Income Taxes

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

Distributable taxable income for the year ended December 31, 2008, for the period August 1, 2006 through July 31, 2007 (close of RIC tax year) and August 1, 2007 through December 31, 2007 (RIC short tax period) is as follows:

		August 1, 2007	August 1, 2006
	Year Ended	to	to
	December 31, 2008	December 31, 2007	July 31, 2007

GAAP Net Investment Income	$25,725,000	$10,224,000	$19,407,000
Tax timing differences of:
Origination fees, net	(998,000)	1,223,000	883,000
Stock compensation expense, bonus accruals, original issue discount and depreciation and amortization	(67,000)	(37,000)	846,000

Tax Distributable Income	$24,660,000	$11,410,000	$21,136,000

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Distributions which exceed tax distributable income (tax net investment income and realized gains, if any) are reported as distributions of paid-in capital (ie., return of capital). The taxability of the four distributions made in the period August 1, 2006 through July 31, 2007 was determined by the Company’s tax earnings and profits for its tax fiscal year ended July 31, 2007. The taxability of the two distributions made in the period August 1, 2007 through December 31, 2007 (RIC short tax period) was determined by the Company’s tax earnings and profits for the five months ended December 31, 2007. The taxability of the four distributions made in the year ended December 31, 2008 was determined by the Company’s tax earnings and profits for its year ended December 31, 2008. The taxability of the distributions made during the year ended December 31, 2008, for the period August 1, 2007 through December 31, 2007, and the period August 1, 2006 through July 31, 2007 is as follows:

		August 1, 2007	August 1, 2006
	Year Ended	to	to
	December 31, 2008	December 31, 2007	July 31, 2007

Distributions paid from:
Ordinary income	$24,660,000	$11,410,000	$21,136,000
Long-term capital gains	—	—	—

Subtotal	24,660,000	11,410,000	21,136,000
Tax return of capital	1,135,000	1,258,000	335,000

Total distributions	$25,795,000	$12,668,000	$21,471,000

For 2008, ordinary income of $1.19 per share and tax return of capital of $0.05 per share was reported on Form 1099-DIV. For 2007, ordinary income of $1.21 per share and tax return of capital of $0.08 per share was reported on Form 1099-DIV. For 2006, ordinary income of $1.12 per share and tax return of capital of $0.08 per share was reported on Form 1099-DIV. There were no capital gain distributions in 2008, 2007 or 2006. The tax cost basis of the Company’s investments as of December 31, 2008 approximates the book cost.

At December 31, 2008, the Company had a net capital loss carryforward of $4.1 million to offset net capital gains, to the extent provided by federal tax law. Of the total capital loss carryforward, $3.2 million will expire in the Company’s tax year ending December 31, 2013, and $900,000 will expire in the Company’s tax year ending December 31, 2015.

As of December 31, 2008, the components of accumulated earnings on a tax basis were as follows:

Distributable ordinary income	$5,022,000
Other book/tax temporary differences	(4,170,000)
Unrealized depreciation	(46,751,000)
Accumulated capital and other losses	(4,054,000)

The tax distributable income of $5,022,000 as of December 31, 2008 noted above was paid out as part of the January 15, 2009 cash distribution of $5,254,000. (Note: the dividend declared on October 30, 2008 with a record date of December 22, 2008 and paid on January 15, 2009, is included in the 2008 Form 1099-DIV, under the requirements of Subchapter M of the Code.

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 14.	Financial Highlights

	For the Year Ended December 31,
	2008	2007	2006

Per Share Data:
Net asset value at beginning of year	$10.73	$10.37	$10.48
Net investment income	1.24	1.22	1.06
Net realized gain (loss) on investments	(.04)	.01	(.23)
Net change in unrealized appreciation (depreciation) on investments	(1.93)	(.20)	.27
Net change in unrealized depreciation on swaps	(.11)	(.04)	—
Tax return of capital	(.05)	(.08)	(.18)
Distributions from net investment income	(1.24)	(1.22)	(1.06)
Distributions in excess of net investment income	.05	—	.05
Stock based compensation expense	.03	.03	.03
Effect of issuance of common stock	(.03)	.64	(.05)

Net asset value at end of year	$8.65	$10.73	$10.37

Total Net Asset Value Return(1)	(7.8)%	16.1%	10.4%
Per share market value, beginning of period	$10.09	$14.49	$12.20
Per share market value, end of period	$3.64	$10.09	$14.49
Total Market Value Return(2)	(51.6)%	(21.4)%	28.6%
Shares outstanding at end of year	20,827,334	20,650,455	15,821,994

Ratios and Supplemental Data:
Net assets at end of year	$180,117,000	$221,598,000	$164,109,000
Average net assets	207,482,000	202,531,000	149,790,000
Ratio of operating expenses to average net assets	8.0%	8.0%	7.7%
Ratio of net investment income to average net assets	12.4%	11.2%	10.0%
Weighted average borrowings outstanding	$141,457,000	$106,034,000	$55,469,000
Average amount of borrowings per share	$6.79	$5.13	$3.51

(1)	The total net asset value return reflects the change in net asset value of a share of stock plus dividends from beginning of year to end of year.

(2)	The total market value return reflects the change in the ending market value per share plus dividends, divided by the beginning market value per share.

Patriot Capital Funding, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 15.  Selected Quarterly Data (Unaudited)

The following table sets forth certain quarterly financial information for each of the fiscal quarters during the years ended December 31, 2008 and 2007. This information was derived from our unaudited financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Year Ended December 31, 2008
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31	September 30	June 30	March 31

Total Investment Income	$10,170,880	$10,229,420	$10,654,419	$11,244,685
Net Investment Income	5,962,888	6,557,783	6,418,698	6,785,900
Net Realized and Unrealized Gains (Losses) on Investments and Interest Rate Swaps	(22,900,157)	(6,873,878)	(2,742,818)	(10,693,675)
Net Income (Loss)	(16,937,269)	(316,095)	3,675,880	(3,907,775)
Net Income (Loss) Per Share, Basic and Diluted	$(0.81)	$(0.02)	$0.18	$(0.19)
Weighted Average Shares Outstanding, Basic and Diluted	20,806,978	20,702,485	20,693,337	20,650,455

	Year Ended December 31, 2007
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31	September 30	June 30	March 31

Total Investment Income	$11,142,679	$9,752,882	$9,089,653	$8,977,323
Net Investment Income	6,507,150	5,500,985	5,391,708	5,345,278
Net Realized and Unrealized Gains (Losses) on Investments and Interest Rate Swaps	(3,146,414)	(1,494,112)	291,156	27,939
Net Income	3,360,736	4,006,873	5,682,864	5,373,217
Net Income Per Share, Basic	$0.16	$0.22	$0.31	$0.31
Net Income Per Share, Diluted	$0.16	$0.22	$0.31	$0.30
Weighted Average Shares Outstanding, Basic	20,589,650	18,284,737	18,246,987	17,532,896
Weighted Average Shares Outstanding, Diluted	20,748,959	18,476,049	18,466,510	17,724,026

Note 16.	Subsequent Events (Unaudited)

On March 3, 2009, the Board of Directors granted an award of 446,250 shares of restricted stock to the Company’s executive officers with a fair value of $1.27 per share (the closing price of the common stock at the date of grant). The total fair value of $567,000 will be expensed over four years.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.

As of December 31, 2008 (the end of the period covered by this annual report on Form 10-K), management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be included in periodic SEC filings is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on such evaluation, management has concluded that internal control over financial reporting is effective as of December 31, 2008.

Attestation Report of Independent Registered Public Accounting Firm on Internal Control Over
Financial Reporting.

Refer to the Report of the Independent Registered Public Accounting Firm contained in Item 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K.

Change in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting for the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information with respect to our directors and executive officers is contained under the captions “Proposal I : Election of Directors”, “— Section 16(a) Beneficial Ownership Reporting Compliance,” “— Committees of the Boards of Directors” and “-Corporate Governance” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this annual report by reference in response to this item.

We have adopted a code of business conduct and ethics that applies to directors, officers and employees. The code of business conduct and ethics is available on our website at http://www.patcapfunding.com. We will report any amendments to or waivers of a required provision of the code of business conduct and ethics in a Form 8-K.

Item 11.	Executive Compensation

The information with respect to compensation of executives and directors is contained under the caption “Proposal I : Election of Directors — Compensation of Executive Officers and Directors” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this annual report by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this annual report by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information with respect to certain relationships and related transactions is contained under the caption “Proposal I : Election of Directors — Certain Relationships and Transactions” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this annual report by reference in response to this item.

The information with respect to director independence is contained under the caption “Proposal I: Election of Directors” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Schedule 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this annual report in response to this item.

Item 14.	Principal Accounting Fees and Services

The information with respect to principal accountant fees and services is contained under the captions “Audit Committee Report” and “Proposal II: Ratification of Selection of Independent Auditors” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this annual report by reference to this item.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

1. The following financial statements are filed herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Net Assets for the years ended December 31, 2008, 2007 and 2006

Consolidated Schedule of Investments as of December 31, 2008 and 2007

Notes to Consolidated Financial Statements

2.	The following financial statement schedules is filed herewith: Schedule 12-14 — Patriot Capital Funding, Inc. Schedule of Investments In and Advances to Affiliates.

3. Exhibits required to be filed by Item 601 of Regulation S-K.

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Patriot Capital Funding’s Form 10-Q filed with the SEC on August 10, 2006).
3.2	Form of Certificate of Amendment to Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on July 27, 2005).
3.3	Restated Bylaws (Incorporated by reference to Exhibit (b) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on July 13, 2005).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on July 13, 2005).
10.1	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.1 filed with Patriot Capital Funding’s Form 10-K for the year ended December 31, 2007).
10.2	Patriot Capital Funding, Inc. Amended Stock Option Plan (Incorporated by reference to Appendix B to Patriot Capital Funding’s definitive proxy statement filed with the SEC on April 24, 2007).
10.3	Form of Stock Option Agreement for Officers (Incorporated by reference to Exhibit (i)(2) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on July 13, 2005).
10.4	Custodian Agreement with Wells Fargo, National Association (Incorporated by reference to Exhibit (k)(9) filed with Patriot Capital Funding’s Form N-2 filed with the SEC on August 1, 2005).
10.5	Employment Agreement between Patriot Capital Funding and Richard P. Buckanavage (Incorporated by reference to Exhibit 10.1 filed with Patriot Capital Funding’s Form 8-K filed with the SEC on January 9, 2009).

Exhibit
Number	Description of Document

10.6	Employment Agreement between Patriot Capital Funding and Timothy W. Hassler (Incorporated by reference to Exhibit 10.2 filed with Patriot Capital Funding’s Form 8-K filed with the SEC on January 9, 2009).
10.7	Employment Agreement between Patriot Capital Funding and William E. Alvarez, Jr. (Incorporated by reference to Exhibit 10.1 filed with Patriot Capital Funding’s Form 10-Q filed with the SEC on August 7, 2007).
10.8	Employment Agreement between Patriot Capital Funding and Matthew R. Colucci (Incorporated by reference to Exhibit 10.3 filed with Patriot Capital Funding’s Form 8-K filed with the SEC on January 9, 2009).
10.9	Second Amended and Restated Loan Funding and Servicing Agreement by and among the Patriot Capital Funding, Inc., Patriot Capital Funding LLC I, Fairway Finance Company, LLC, BMO Capital Markets Corp., Branch Banking and Trust Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 filed with Patriot Capital Funding’s Form 8-K filed with the SEC on April 16, 2008).
10.10	Purchase and Sale Agreement by and between the Registrant and Patriot Capital Funding LLC I (Incorporated by reference to Exhibit (k)(10) filed with Patriot Capital Funding’s Post-Effective Amendment No. 1 to Form N-2 filed with the SEC on August 1, 2005).
10.11	Securities Account Control Agreement by and among the Registrant, Patriot Capital Funding LLC I, Harris Nesbitt Corp. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit (k)(11) filed with Patriot Capital Funding’s Post-Effective Amendment No. 1 to Form N-2 filed with the SEC on August 1, 2005).
10.12	Intercreditor and Concentration Account Administration Agreement by and among the Registrant, U.S. Bank National Association and Wells Fargo, National Association (Incorporated by reference to Exhibit (k)(12) filed with Patriot Capital Funding’s Post-Effective Amendment No. 1 to Form N-2 filed with the SEC on August 1, 2005).
10.13	Patriot Capital Funding, Inc. Employee Restricted Stock Plan (Incorporated by reference to Appendix A to Patriot Capital Funding, Inc.’s definitive proxy statement filed with the SEC on April 10, 2008).
10.14**	Form of Restricted Stock Award Agreement for Executive Officers.
21	Subsidiaries of Patriot Capital Funding and jurisdiction of incorporation/organizations:
Patriot Capital Funding LLC I — Delaware
23**	Consent of Grant Thornton LLP, independent registered public accounting firm.
31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

**	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2009.

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

Signature	Title (Capacity)	Date

/s/ RICHARD P. BUCKANAVAGE Richard P. Buckanavage	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009

/s/ WILLIAM E. ALVAREZ, JR. William E. Alvarez, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009

/s/ TIMOTHY W. HASSLER Timothy W. Hassler	Chief Investment Officer and Director	March 16, 2009

/s/ MEL P. MELSHEIMER Mel P. Melsheimer	Chairman and Director	March 16, 2009

/s/ STEVEN DROGIN Steven Drogin	Director	March 16, 2009

/s/ DENNIS C. O’DOWD Dennis C. O’Dowd	Director	March 16, 2009

/s/ RICHARD A. SEBASTIAO Richard A. Sebastiao	Director	March 16, 2009

Exhibit Index

Exhibit	Description

10.14	Form of Restricted Stock Award Agreement for Executive Officers
23	Consent of Grant Thornton LLP, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders’ of
Patriot Capital Funding, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Patriot Capital Funding, Inc. referred to in our report dated March 13, 2009, which is included in the annual report on Form 10-K. Our audits of the basic financial statements included the schedule of investments in and advances to affiliates, which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

New York, New York
March 13, 2009

Schedule 12-14

PATRIOT CAPITAL FUNDING, INC.
SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

		Amount of Interest
		or Dividends	December 31,			December 31,
		Credited	2007	Gross	Gross	2008
Portfolio Company	Investment(1)	to Income	Fair Value	Additions(2)	Reductions(3)	Fair Value

Companies More Than 25% Owned:
Encore Legal Solutions	Junior Debt	$1,040,181	$11,063,994	$358,260	$(1,391,456)	$10,030,798
LLC	Subordinated Debt	230,237	3,489,226	2,670,341	(6,159,567)	—
	Common Stock Warrants	—	—	350,000	(350,000)	—
	Common Stock (4)	—	—	5,159,567	(4,832,667)	326,900

Fischbein, LLC	Subordinated Debt	674,445	4,180,389	265,500	(904,902)	3,540,987
	Membership Interest (4)	—	5,148,000	—	(1,272,000)	3,876,000

Nupla Corporation	Senior Debt	524,506	6,161,136	964,466	(1,102,325)	6,023,277
	Subordinated Debt	447,666	2,993,614	108,445	(909,684)	2,192,375
	Preferred Stock	113,157	493,427	1,158,656	(534,683)	1,117,400
	Common Stock (4)	—	38,300	55,000	(93,300)	—

Sidump’r Trailer Co.	Senior Debt	801,969	9,171,642	3,299,740	(9,152,073)	3,319,309
	Subordinated Debt	4,525	75,000	—	(75,000)	—
	Preferred Stock	3,459	—	78,459	(78,459)	—
	Common Stock (4)	—	—	—	—	—

Total companies more than 25% owned		$3,840,145	$42,814,728	$14,468,434	$(26,856,116)	$30,427,046

Companies 5% to 25% Owned:
Aylward Enterprises,	Senior Debt	$1,016,009	$11,792,736	$60,631	$(4,633,889)	$7,219,478	(5)
LLC	Subordinated Debt	915,123	6,335,464	634,942	(6,970,406)	—
	Membership Interest (4)	—	—	—	—	—

Boxercraft Inc.	Senior Debt	279,853	—	11,550,000	(846,667)	10,703,333
	Subordinated Debt	325,284	—	6,591,375	(67,028)	6,524,347
	Preferred Stock	29,722	—	1,029,722	(180,222)	849,500
	Common Stock (4)	—	—	100	(100)	—

KTPS Holdings, LLC	Senior Debt	597,377	8,185,400	1,811,997	(3,599,287)	6,398,110
	Junior Debt	629,695	4,035,122	139,728	(2,774)	4,172,076
	Membership Interest (4)	—	856,900	—	(135,700)	721,200

Smart, LLC	Senior Debt	1,030,989	8,266,840	550,807	(8,817,647)	—
	Subordinated Note	67,375	250,000	250,000	(500,000)	—
	Membership Interest (4)	—	729,100	592,403	(698,003)	623,500

Sport Helmets	Senior Debt	912,418	11,816,776	28,986	(435,400)	11,410,362
Holdings, LLC	Subordinated Debt	1,235,876	7,889,250	1,266,104	(1,000,000)	8,155,354
	Common Stock (4)	—	1,901,500	—	(2,200)	1,899,300

Vince & Associates	Senior Debt	359,366	7,391,657	433,343	(7,825,000)	—
Clinic Research, Inc	Subordinated Debt	571,102	5,441,483	193,822	(5,635,305)	—
	Preferred Stock (4)	—	592,900	—	(592,900)	—

Total companies 5% to 25% owned		$7,970,189	$75,485,128	$25,133,961	$(41,942,528)	$58,676,560

This schedule should be read in conjunction with the Company’s Consolidated Financial Statements, including the Consolidated Statement of Investments and Notes to the Consolidated Financial Statements.

(1)	All investments listed are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933.

(2)	Gross additions include increases in investments resulting from new portfolio company investments and paid-in-kind interest or dividends. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(3)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(4)	Non-income producing.

(5)	At December 31, 2008, the Company owned less than 5% of the voting securities of the company.