Form 10-Q
period 2009-03-31
Patriot Capital Funding, Inc.
filed 2009-05-11
CIK 1321560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2009

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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 8, 2009 was 20,950,501.

PATRIOT CAPITAL FUNDING, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Patriot Capital Funding, Inc.
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2009	2008

ASSETS
Investments at fair value:
Non-control/non-affiliate investments (cost of $229,604,443 - 2009, $269,577,008 - 2008)	$220,408,409	$240,486,620
Affiliate investments (cost of $52,990,210 - 2009, $53,129,533 - 2008)	49,806,458	51,457,082
Control investments (cost of $64,573,917 - 2009, $43,192,484 - 2008)	29,297,277	30,427,046

Total investments	299,512,144	322,370,748
Cash and cash equivalents	14,230,158	6,449,454
Restricted cash	15,795,067	22,155,073
Interest receivable	1,333,041	1,390,285
Other assets	1,934,259	1,897,086

TOTAL ASSETS	$332,804,669	$354,262,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Borrowings	$157,600,000	$162,600,000
Interest payable	290,352	514,125
Dividends payable	—	5,253,709
Accounts payable, accrued expenses and other	4,689,208	5,777,642

TOTAL LIABILITIES	162,579,560	174,145,476

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 20,950,501 and 20,827,334 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	209,506	208,274
Paid-in capital	234,948,393	234,385,063
Accumulated net investment income (loss)	1,446,795	(1,912,061)
Distributions in excess of net investment income	—	(1,758,877)
Net realized loss on investments	(15,654,717)	(4,053,953)
Net unrealized depreciation on interest rate swaps	(2,914,535)	(3,097,384)
Net unrealized depreciation on investments	(47,810,333)	(43,653,892)

TOTAL STOCKHOLDERS’ EQUITY	170,225,109	180,117,170

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$332,804,669	$354,262,646

NET ASSET VALUE PER COMMON SHARE	$8.13	$8.65

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

INVESTMENT INCOME
Interest and dividends:
Non-control/non-affiliate investments	$6,190,762	$8,298,333
Affiliate investments	1,331,559	2,514,423
Control investments	836,630	178,466

Total interest and dividend income	8,358,951	10,991,222

Fees:
Non-control/non-affiliate investments	110,717	168,697
Affiliate investments	21,888	38,661
Control investments	34,545	6,250

Total fee income	167,150	213,608

Other investment income:
Non-control/non-affiliate investments	8,804	39,855

Total other investment income	8,804	39,855

Total Investment Income	8,534,905	11,244,685

EXPENSES
Compensation expense	921,121	1,498,175
Interest expense	1,586,437	2,059,523
Professional fees	328,920	262,527
General and administrative expense	580,694	638,560

Total Expenses	3,417,172	4,458,785

Net Investment Income	5,117,733	6,785,900

NET REALIZED GAIN (LOSS) AND NET UNREALIZED APPRECIATION (DEPRECIATION)
Net realized loss on investments — non-control/non-affiliate	—	(89,550)
Net realized loss on investments — control	(11,600,764)	—
Net unrealized appreciation (depreciation) on investments - non-control/non-affiliate	9,530	(6,411,284)
Net unrealized depreciation on investments — affiliate	(1,511,301)	(2,591,990)
Net unrealized depreciation on investments — control	(2,654,670)	(848,000)
Net unrealized appreciation (depreciation) on interest rate swaps	182,849	(752,851)

Net Realized Gain (Loss) and Net Unrealized Appreciation (Depreciation)	(15,574,356)	(10,693,675)

NET LOSS	$(10,456,623)	$(3,907,775)

Loss per share, basic and diluted	$(0.50)	$(0.19)

Weighted average shares outstanding, basic and diluted	20,929,973	20,650,455

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

Operations:
Net investment income	$5,117,733	$6,785,900
Net realized loss on investments	(11,600,764)	(89,550)
Net unrealized depreciation on investments	(4,156,441)	(9,851,274)
Net unrealized appreciation (depreciation) on interest rate swaps	182,849	(752,851)

Net decrease in net assets from operations	(10,456,623)	(3,907,775)

Stockholder transactions:
Distributions to stockholders from net investment income	—	(6,785,900)
Distributions in excess of net investment income	—	(28,750)

Net decrease in net assets from stockholder distributions	—	(6,814,650)

Capital share transactions:
Issuance of common stock under dividend reinvestment plan	364,499	—
Stock option compensation	200,063	182,063

Net increase in net assets from capital share transactions	564,562	182,063

Total decrease in net assets	(9,892,061)	(10,540,362)

Net assets at beginning of period	180,117,170	221,597,684

Net assets at end of period	$170,225,109	$211,057,322

Net asset value per common share	$8.13	$10.22

Common shares outstanding at end of period	20,950,501	20,650,455

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,456,623)	$(3,907,775)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	164,469	98,111
Change in interest receivable	57,244	381,280
Realized loss on sale of investments	11,600,764	89,550
Change in unrealized depreciation on investments	4,156,441	9,851,274
Change in unrealized (appreciation) depreciation on interest rate swaps	(182,849)	752,851
Payment-in-kind interest and dividends	(1,087,159)	(1,453,912)
Stock-based compensation expense	200,063	182,063
Change in unearned income	(242,383)	(356,002)
Change in interest payable	(223,773)	(303,522)
Change in other assets	(201,641)	(16,195)
Change in accounts payable, accrued expenses and other	(905,586)	(2,126,838)

Net cash provided by operating activities	2,878,967	3,190,885

CASH FLOWS FROM INVESTING ACTIVITIES:
Funded investments	(4,075,088)	(5,141,406)
Principal repayments on investments	12,506,029	19,441,899
Proceeds from sale of investments	—	10,347,950
Purchases of furniture and equipment	—	(3,927)

Net cash provided by investing activities	8,430,941	24,644,516

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	7,500,000	6,052,500
Repayments on borrowings	(12,500,000)	(27,952,500)
Dividends paid	(4,889,210)	(6,814,650)
Deferred offering costs	—	(23,633)
Change in restricted cash	6,360,006	1,425,181

Net cash used for financing activities	(3,529,204)	(27,313,102)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,780,704	522,299

CASH AND CASH EQUIVALENTS AT:
Beginning of Period	6,449,454	789,451

End of Period	$14,230,158	$1,311,750

Supplemental information:
Interest paid	$1,678,482	$2,363,045

Non-cash financing activities:
Dividends reinvested in common stock	$364,499	$—
Dividends declared but not paid	—	6,814,650

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Schedule of Investments
March 31, 2009
(unaudited)

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Control investments:

Aylward Enterprises, LLC (5)	Manufacturer of packaging equipment	Revolving Line of Credit
(Machinery)		(5.3%, Due 2/12) (3)	$3,700,000	$3,651,432	$3,651,432

		Senior Secured Term Loan A
		(5.7%, Due 2/12) (3)	8,085,938	8,010,003	2,247,565

		Senior Subordinated Debt
		(22.0%, Due 8/12) (2)	7,730,791	6,747,301	—

		Subordinated Member Note
		(8.0%, Due 2/13) (2)	154,558	148,491	—

		Membership Interest (1,250,000 units) (4)		1,250,000	—

Encore Legal Solutions, Inc.	Legal document management services	Junior Secured Term Loan A
(Printing & Publishing)		(6.2%, Due 12/10) (2) (3)	4,020,456	4,009,847	4,009,847

		Junior Secured Term Loan B
		(8.9%, Due 12/10) (2) (3)	7,390,687	7,361,384	—

		Common Stock (30,000 shares) (4)		5,159,567	—

Fischbein, LLC	Designer and manufacturer of packaging	Senior Subordinated Debt
(Machinery)	equipment	(16.5%, Due 5/13) (2) (3)	3,532,641	3,512,275	3,582,934

		Membership Interest - Class A (2,800,000 units) (4)		2,800,000	3,477,800

L.A. Spas, Inc.	Manufacturer of above ground spas	Revolving Line of Credit
(Chemicals, Plastics & Rubber)		(8.8%, Due 12/09) (3)	1,000,000	990,794	990,794

		Senior Secured Term Loan
		(8.8%, Due 12/09) (3)	4,165,430	4,092,364	399,134
		Charge-off of principal
		of impaired loan (7)		(3,693,230)	—

		Senior Subordinated Debt
		(17.5%, Due 1/10) (2) (3)	8,132,897	7,907,534	—
		Charge-off of principal
		of impaired loan (7)		(7,907,534)	—

		Common Stock (1,125,000 shares) (4)		188	—

		Common Stock Warrants (13,828 warrants) (4)		3,963	—

Nupla Corporation (Home & Office Furnishings, Housewares & Durable Consumer Products)	Manufacturer and marketer of professional high-grade fiberglass-handled striking and digging tools	Revolving Line of Credit (7.3%, Due 9/12) (3)	1,020,000	1,007,348	1,007,348

		Senior Secured Term Loan A
		(8.0%, Due 9/12) (3)	5,246,876	5,210,656	5,075,280

		Senior Subordinated Debt
		(15.0%, Due 3/13) (2) (3)	3,162,122	3,142,356	2,396,334

		Preferred Stock Class A (475 shares) (2)		564,638	—

		Preferred Stock Class B (1,045 shares) (2)		1,131,921	—

		Common Stock (1,140,584 shares) (4)		80,000	—

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Sidump’r Trailer Company, Inc.	Manufacturer of side dump trailers	Revolving Line of Credit
(Automobile)		(7.3%, Due 1/11) (3)	950,000	934,432	934,432

		Senior Secured Term Loan A
		(7.3%, Due 1/11) (3)	2,047,500	2,036,677	1,524,377

		Senior Secured Term Loan B
		(8.8%, Due 1/11) (3)	2,320,625	2,301,926	—

		Senior Secured Term Loan C
		(16.5%, Due 7/11) (2) (3)	2,507,974	2,253,829	—

		Senior Secured Term Loan D
		(7.3%, Due 7/11)	1,700,000	1,700,000	—

		Preferred Stock (49,635.5 shares) (2)		165,730	—

		Common Stock (64,050 shares) (4)		25	—

Total Control investments (represents 9.8% of total investments at fair value)				$64,573,917	$29,297,277

Affiliate investments:

Boxercraft Incorporated	Supplier of spiritwear and campus apparel	Senior Secured Term Loan A
(Textiles & Leather)		(8.0%, Due 9/13) (3)	$5,148,387	$5,098,108	$5,098,108

		Senior Secured Term Loan B
		(8.5%, Due 9/13) (3)	5,466,266	5,412,038	5,412,038

		Senior Subordinated Debt
		(16.8%, Due 3/14) (2) (3)	6,669,957	6,606,144	6,606,144

		Preferred Stock (1,000,000 shares) (4)		1,054,722	676,500

		Common Stock (10,000 shares) (4)		100	—

KTPS Holdings, LLC	Manufacturer and distributor of specialty	Revolving Line of Credit
(Textiles & Leather)	pet products	(7.0%, Due 1/12) (3)	900,000	887,906	887,906

		Senior Secured Term Loan A
		(5.9%, Due 1/12) (3)	4,996,875	4,956,633	4,956,659

		Senior Secured Term Loan B
		(14.0%, Due 1/12) (3)	465,000	460,613	460,613

		Junior Secured Term Loan
		(17.0%, Due 3/12) (2) (3)	4,239,362	4,206,379	4,206,379

		Membership Interest - Class A (730.02 units) (4)		730,020	439,600

		Membership Interest -
		Common (199,795.08 units) (4)		—	—

Smart, LLC (5) (Diversified/Conglomerate Service)	Provider of tuition management services	Membership Interest - Class B (1,218 units) (4)		1,280,403	—

		Membership Interest - Class D (1 unit) (4)		290,333	—

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Sport Helmets Holdings, LLC (5)	Manufacturer of protective headgear	Senior Secured Term Loan A
(Personal & Nondurable Consumer Products)		(5.4%, Due 12/13) (3)	4,443,750	4,393,144	4,239,594

		Senior Secured Term Loan B
		(5.9%, Due 12/13) (3)	7,481,250	7,385,358	7,126,708

		Senior Subordinated Debt -
		Series A (15.0%, Due 6/14) (2) (3)
			7,052,500	6,954,090	6,954,090

		Senior Subordinated Debt -
		Series B (15.0%, Due 6/14) (2)	1,274,219	1,274,219	1,274,219

		Common Stock (20,000 shares) (4)		2,000,000	1,467,900

Total Affiliate investments (represents 16.6% of total investments at fair value)				$52,990,210	$49,806,458

Non-control/non-affiliate investments:

ADAPCO, Inc.	Distributor of specialty chemicals and	Revolving Line of Credit
(Ecological)	contract application services	(10.3%, Due 7/11) (3)	$800,000	$785,553	$785,553

		Senior Secured Term Loan A
		(10.3%, Due 6/11) (3)	7,890,625	7,849,393	7,849,393

		Common Stock (5,000 shares) (4)		500,000	137,000

Aircraft Fasteners International, LLC	Distributor of fasteners and related hardware	Senior Secured Term Loan
(Machinery)	for use in aerospace, electronics and defense industries	(4.2%, Due 11/12) (3)	5,443,000	5,367,416	5,217,116

		Junior Secured Term Loan
		(14.0%, Due 5/13) (2) (3)	5,333,075	5,273,251	5,273,251

		Convertible Preferred Stock (32,500 shares) (2)		270,935	493,100

Allied Defense Group, Inc. (Aerospace & Defense)	Diversified defense company	Common Stock (4,000 shares) (4)		463,168	110,600

Arrowhead General Insurance Agency, Inc. (6) (Insurance)	Insurance agency and program specialist	Junior Secured Term Loan (9.5%, Due 2/13) (3)	5,000,000	5,000,000	4,061,400

Borga, Inc.	Manufacturer of pre-fabricated metal	Revolving Line of Credit
(Mining, Steel, Iron & Nonprecious Metals)	building systems	(6.5%, Due 5/10) (3)	800,000	795,074	795,074

		Senior Secured Term Loan B
		(10.0%, Due 5/10) (3)	1,629,534	1,614,306	1,614,306

		Senior Secured Term Loan C
		(19.0%, Due 5/10) (2) (3)	8,198,709	8,164,229	8,164,229

		Common Stock Warrants (33,750 warrants) (4)		15,816	—

Caleel + Hayden, LLC (5) (Personal & Nondurable Consumer Products)	Provider of proprietary branded professional skincare and cosmetic products to physicians and spa communities	Junior Secured Term Loan B (9.8%, Due 11/11) (3)	9,996,558	9,901,060	9,901,060

		Senior Subordinated Debt
		(16.5%, Due 11/12) (3)	6,250,000	6,193,894	6,256,394
		Common Stock (7,500 shares) (4)		750,000	786,500

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

CDW Corporation (6)	Direct marketer of computer and	Senior Secured Term Loan
(Electronics)	peripheral equipment	(4.0%, Due 10/14)	1,995,909	1,784,513	1,017,900

CS Operating, LLC (5)	Provider of maintenance, repair and replacement of	Revolving Line of Credit
(Buildings & Real Estate)	HVAC, electrical, plumbing, and foundation repair	(6.0%, Due 1/13) (3)	200,000	195,006	195,006

		Senior Secured Term Loan A
		(6.6%, Due 7/12) (3)	1,748,814	1,728,522	1,728,522

		Senior Subordinated Debt
		(16.5%, Due 1/13) (2) (3)	2,657,752	2,629,039	2,629,039

Copernicus Group	Provider of clinical trial review services	Revolving Line of Credit
(Healthcare, Education & Childcare)		(8.8%, Due 10/13) (3)	250,000	231,762	231,762

		Senior Secured Term Loan A
		(8.8%, Due 10/13) (3)	7,837,500	7,720,740	7,720,740

		Senior Subordinated Debt
		(16.0%, Due 4/14) (3)	12,233,120	12,056,330	12,056,330

		Preferred Stock - Series A (1,000,000 shares) (4)		1,000,000	1,068,900

Copperhead Chemical Company, Inc.	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt
(Chemicals, Plastics & Rubber)		(21.0%, Due 1/13) (2) (3)	3,749,492	3,722,703	3,722,703

Custom Direct, Inc. (6)	Direct marketer of checks and other	Senior Secured Term Loan
(Printing & Publishing)	financial products and services	(4.0%, Due 12/13) (3)	1,847,386	1,613,302	1,293,200

		Junior Secured Term Loan
		(7.2%, Due 12/14) (3)	2,000,000	2,000,000	1,200,000

Dover Saddlery, Inc. (Retail Stores)	Equestrian products catalog retailer	Common Stock (30,974 shares) (4)		148,200	66,000

Employbridge Holding Company (5) (6)	A provider of specialized staffing	Junior Secured Term Loan
(Personal, Food & Miscellaneous Services)	services	(9.3%, Due 10/13) (3)	3,000,000	3,000,000	300,000

EXL Acquisition Corp.	Manufacturer of lab testing supplies	Senior Secured Term Loan A
(Electronics)		(4.9%, Due 3/11) (3)	2,864,871	2,848,357	2,721,187

		Senior Secured Term Loan B
		(5.2%, Due 3/12) (3)	4,357,370	4,313,325	4,119,955

		Senior Secured Term Loan C
		(5.7%, Due 3/12) (3)	2,687,523	2,652,236	2,532,913

		Senior Secured Term Loan D
		(15.0%, Due 3/12) (3)	6,366,381	6,313,891	6,313,891

		Common Stock - Class A (2,475 shares) (4)		2,475	309,400

		Common Stock - Class B (25 shares) (2)		285,410	289,700

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Fairchild Industrial Products, Co.	Manufacturer of industrial controls and	Senior Secured Term Loan A
(Electronics)	power transmission products	(5.9%, Due 7/10) (3)	1,538,366	1,529,009	1,507,743

		Senior Secured Term Loan B
		(7.7%, Due 1/11) (3)	4,414,375	4,389,448	4,328,473

		Senior Subordinated Debt
		(14.8%, Due 7/11) (3)	5,460,000	5,422,141	5,422,141

		Preferred Stock - Class A (378.4 shares) (2)		359,900	365,000

		Common Stock - Class B (27.5 shares) (4)		121,598	359,800

Hudson Products Holdings, Inc. (6)	Manufactures and designs air-cooled heat	Senior Secured Term Loan
(Mining, Steel, Iron & Nonprecious Metals)	exchanger equipment	(8.0%, Due 8/15) (3)	7,462,500	7,253,501	6,401,000

Impact Products, LLC	Distributor of janitorial supplies	Junior Secured Term Loan
(Machinery)		(6.6%, Due 9/12) (3)	8,875,000	8,824,101	8,799,501

		Senior Subordinated Debt
		(15.0%, Due 9/12) (3)	5,547,993	5,519,836	5,519,836

Label Corp Holdings, Inc. (6)	Manufacturer of prime labels	Senior Secured Term Loan
(Printing & Publishing)		(8.0%, Due 8/14) (3)	6,467,500	6,171,841	5,560,500

LHC Holdings Corp.	Provider of home healthcare services	Senior Secured Term Loan A
(Healthcare, Education & Childcare)		(4.5%, Due 11/12) (3)	3,855,339	3,816,427	3,704,588

		Senior Subordinated Debt
		(14.5%, Due 5/13) (3)	4,565,000	4,520,600	4,520,600

		Membership Interest (125,000 units) (4)		125,000	183,000

Mac & Massey Holdings, LLC	Broker and distributor of ingredients to	Senior Subordinated Debt
(Grocery)	manufacturers of food products	(15.8%, Due 2/13) (2) (3)	8,066,238	8,039,213	8,039,213

		Common Stock (250 shares) (4)		238,916	386,300

Northwestern Management Services, LLC	Provider of dental services	Revolving Line of Credit
(Healthcare, Education & Childcare)		(5.8%, Due 12/12) (3)	125,000	117,091	117,091

		Senior Secured Term Loan A
		(4.5%, Due 12/12) (3)	5,430,000	5,385,468	5,099,368

		Senior Secured Term Loan B
		(5.1%, Due 12/12) (3)	1,234,375	1,223,890	1,223,890

		Junior Secured Term Loan
		(15.0%, Due 6/13) (2) (3)	2,860,658	2,838,218	2,838,218

		Common Stock (500 shares) (4)		500,000	408,100

Prince Mineral Company, Inc.	Manufacturer of pigments	Junior Secured Term Loan
(Metals & Minerals)		(6.2%, Due 12/12) (3)	11,250,000	11,113,401	10,727,901

		Senior Subordinated Debt
		(14.0%, Due 7/13) (2) (3)	12,064,491	11,956,048	11,705,457

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Quartermaster, Inc.	Retailer of uniforms and tactical equipment to	Revolving Line of Credit
(Retail Stores)	law enforcement and security professionals	(6.5%, Due 12/10) (3)	2,150,000	2,133,615	2,133,615

		Senior Secured Term Loan A
		(6.8%, Due 12/10) (3)	2,981,500	2,958,273	2,958,273

		Senior Secured Term Loan B
		(8.1%, Due 12/10) (3)	2,537,500	2,522,409	2,522,409

		Senior Secured Term Loan C
		(15.0%, Due 12/11) (2) (3)	3,425,317	3,403,295	3,403,295

R-O-M Corporation	Manufacturer of doors, ramps and bulk heads for	Revolving Line of Credit
(Automobile)	fire trucks and food transportation	(4.8%, Due 2/13) (3)	375,000	354,446	354,446

		Senior Secured Term Loan A
		(3.3%, Due 2/13) (3)	6,340,000	6,288,368	5,977,668

		Senior Secured Term Loan B
		(4.8%, Due 5/13) (3)	8,357,625	8,272,925	7,863,300

		Senior Subordinated Debt
		(15.0%, Due 8/13) (3)	7,100,000	7,015,559	7,015,559

Total Non-control/non-affiliate investments (represents 73.6% of total investments at fair value)				$229,604,443	$220,408,409

Total Investments				$347,168,570	$299,512,144

(1)	Affiliate investments are generally defined under the Investment Company Act of 1940, as amended (the “1940 Act”), as companies in which the Company owns at least 5% but not more than 25% of the voting securities of the company. Control investments are generally defined under the 1940 Act as companies in which the Company owns more than 25% of the voting securities of the company or has greater than 50% representation on its board.

(2)	Amount includes payment-in-kind (PIK) interest or dividends.

(3)	Pledged as collateral under the Company’s Amended Securitization Facility. See Note 6 to Consolidated Financial Statements.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.

(6)	Syndicated investment which has been originated by another financial institution and broadly distributed.

(7)	All or a portion of the loan is considered permanently impaired and, accordingly, the charge-off of the principal balance has been recorded as a realized loss for financial reporting purposes.
See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.
Consolidated Schedule of Investments
December 31, 2008

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Control investments:

Encore Legal Solutions, Inc.	Legal document management services	Junior Secured Term Loan A
(Printing & Publishing)		(6.2%, Due 12/10) (2) (3)	$4,020,456	$4,007,366	$3,537,910

		Junior Secured Term Loan B (9.2%, Due 12/10) (2) (3)	7,390,687	7,355,975	6,492,888

		Common Stock (30,000 shares) (4)		5,159,567	326,900

Fischbein, LLC	Designer and manufacturer of packaging	Senior Subordinated Debt
(Machinery)	equipment	(16.5%, Due 5/13) (2) (3)	3,492,760	3,471,147	3,540,987

		Membership Interest – Class A (2,800,000 units) (4)		2,800,000	3,876,000

Nupla Corporation (Home & Office Furnishings, Housewares & Durable Consumer Products)	Manufacturer and marketer of professional high-grade fiberglass-handled striking and digging tools	Revolving Line of Credit (7.3%, Due 9/12) (3)	870,000	856,425	856,425

		Senior Secured Term Loan A
		(8.0%, Due 9/12) (3)	5,354,688	5,315,741	5,166,852

		Senior Subordinated Debt
		(15.0%, Due 3/13) (2) (3)	3,123,084	3,102,059	2,192,375

		Preferred Stock Class A (475 shares) (2)		550,584	15,900

		Preferred Stock Class B (1,045 shares) (2)		1,101,001	1,101,500

		Common Stock (1,140,584 shares) (4)		80,000	—

Sidump’r Trailer Company, Inc.	Manufacturer of side dump trailers	Revolving Line of Credit
(Automobile)		(7.3%, Due 1/11) (3)	950,000	934,432	934,432

		Senior Secured Term Loan A
		(7.3%, Due 1/11) (3)	2,047,500	2,036,677	2,036,677

		Senior Secured Term Loan B
		(8.8%, Due 1/11) (3)	2,320,625	2,301,926	—

		Senior Secured Term Loan C
		(16.5%, Due 7/11) (2) (3)	2,406,374	2,253,829	—

		Senior Secured Term Loan D
		(7.3%, Due 7/11)	1,700,000	1,700,000	348,200

		Preferred Stock (49,635.5 shares) (2)		165,730	—

		Common Stock (64,050 shares) (4)		25	—

Total Control investments (represents 9.4% of total investments at fair value)				$43,192,484	$30,427,046

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Affiliate investments:

Boxercraft Incorporated	Supplier of spiritwear and campus apparel	Senior Secured Term Loan A
(Textiles & Leather)		(8.0%, Due 9/13) (3)	5,328,125	5,273,766	5,273,766

		Senior Secured Term Loan B
		(8.5%, Due 9/13) (3)	5,486,250	5,429,567	5,429,567

		Senior Subordinated Debt
		(16.8%, Due 3/14) (2) (3)	6,591,375	6,524,347	6,524,347

		Preferred Stock (1,000,000 shares) (4)		1,029,722	849,500

		Common Stock (10,000 shares) (4)		100	—

KTPS Holdings, LLC	Manufacturer and distributor of specialty	Revolving Line of Credit
(Textiles & Leather)	pet products	(5.0%, Due 1/12) (3)	1,000,000	986,840	986,840

		Senior Secured Term Loan A
		(5.1%, Due 1/12) (3)	4,996,875	4,950,978	4,951,005

		Senior Secured Term Loan B
		(12.0%, Due 1/12) (3)	465,000	460,265	460,265

		Junior Secured Term Loan (15.0%, Due 3/12) (2) (3)	4,207,806	4,172,076	4,172,076

		Membership Interest – Class A (730.02 units) (4)		730,020	721,200

		Membership Interest – Common (199,795.08 units) (4)		—	—

Smart, LLC (5) (Diversified/Conglomerate Service)	Provider of tuition management services	Membership Interest – Class B (1,218 units) (4)		1,280,403	311,500

		Membership Interest – Class D (1 unit) (4)		290,333	312,000

Sport Helmets Holdings, LLC (5)	Manufacturer of protective headgear	Senior Secured Term Loan A
(Personal & Nondurable Consumer Products)		(5.9%, Due 12/13) (3)	4,500,000	4,445,614	4,282,314

		Senior Secured Term Loan B
		(6.4%, Due 12/13) (3)	7,500,000	7,400,148	7,128,048

		Senior Subordinated Debt -
		Series A (15.0%, Due 6/14) (2) (3)	7,000,000	6,896,866	6,896,866

		Senior Subordinated Debt -
		Series B (15.0%, Due 6/14) (2)	1,258,488	1,258,488	1,258,488

		Common Stock (20,000 shares) (4)		2,000,000	1,899,300

Total Affiliate investments (represents 16.0% of total investments at fair value)				$53,129,533	$51,457,082

Non-control/non-affiliate investments:

ADAPCO, Inc.	Distributor of specialty chemicals and	Senior Secured Term Loan A
(Ecological)	contract application services	(11.5%, Due 6/11) (3)	$8,103,125	$8,056,102	$8,056,102

		Common Stock (5,000 shares) (4)		500,000	108,800

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Aircraft Fasteners International, LLC (Machinery)	Distributor of fasteners and related hardware for use in aerospace, electronics and defense industries	Senior Secured Term Loan (4.1%, Due 11/12) (3)	5,528,000	5,446,932	5,208,632

		Junior Secured Term Loan (14.0%, Due 5/13) (2) (3)	5,306,249	5,242,761	5,242,761

		Convertible Preferred Stock (32,500 shares) (2)		273,397	503,600

Allied Defense Group, Inc. (Aerospace & Defense)	Diversified defense company	Common Stock (4,000 shares) (4)		463,168	173,600

Arrowhead General Insurance Agency, Inc. (6) (Insurance)	Insurance agency and program specialist	Junior Secured Term Loan (7.7%, Due 2/13) (3)	5,000,000	5,000,000	4,048,200

Aylward Enterprises, LLC (5)	Manufacturer of packaging equipment	Revolving Line of Credit
(Machinery)		(10.0%, Due 2/12) (3)	$3,700,000	$3,647,158	$3,647,158

		Senior Secured Term Loan A
		(11.6%, Due 2/12) (3)	8,085,938	7,999,958	3,572,320

		Senior Subordinated Debt
		(22.0%, Due 8/12) (2)	7,328,591	6,747,301	—

		Subordinated Member Note
		(8.0%, Due 2/13) (2)	151,527	148,491	—

		Membership Interest (1,250,000 units) (4)		1,250,000	—

Borga, Inc.	Manufacturer of pre-fabricated metal	Revolving Line of Credit
(Mining, Steel, Iron & Nonprecious Metals)	building systems	(4.9%, Due 5/10) (3)	800,000	793,950	793,950

		Senior Secured Term Loan A
		(5.4%, Due 5/09) (3)	328,116	325,903	325,903

		Senior Secured Term Loan B
		(8.4%, Due 5/10) (3)	1,635,341	1,617,095	1,617,095

		Senior Secured Term Loan C
		(16.0%, Due 5/10) (2) (3)	8,117,266	8,074,916	8,074,916

		Common Stock Warrants (33,750 warrants) (4)		14,805	—

Caleel + Hayden, LLC (5)	Provider of proprietary branded professional skincare and	Junior Secured Term Loan B
(Personal & Nondurable Consumer Products)	cosmetic products to physicians and spa communities	(4.7%, Due 11/11) (3)	10,771,562	10,668,072	10,668,072

		Senior Subordinated Debt
		(14.5%, Due 11/12) (3)	6,250,000	6,190,008	6,252,608

		Common Stock (7,500 shares) (4)		750,000	862,100

CDW Corporation (6) (Electronics)	Direct marketer of computer and peripheral equipment	Senior Secured Term Loan (6.7%, Due 10/14)	2,000,000	1,780,924	920,000

CS Operating, LLC (5)	Provider of maintenance, repair and replacement of	Revolving Line of Credit
(Buildings & Real Estate)	HVAC, electrical, plumbing, and foundation repair	(6.8%, Due 1/13) (3)	200,000	194,564	194,564

		Senior Secured Term Loan A
		(6.6%, Due 7/12) (3)	1,855,064	1,832,122	1,832,122

		Senior Subordinated Debt
		(16.5%, Due 1/13) (2) (3)	2,616,863	2,586,496	2,586,496

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Copernicus Group	Provider of clinical trial review services	Revolving Line of Credit
(Healthcare, Education & Childcare)		(8.8%, Due 10/13) (3)	150,000	130,753	130,753

		Senior Secured Term Loan A
		(9.0%, Due 10/13) (3)	8,043,750	7,917,470	7,917,470

		Senior Subordinated Debt
		(16.0%, Due 4/14) (3)	12,112,000	11,926,408	11,926,408

		Preferred Stock – Series A (1,000,000 shares) (4)		1,000,000	1,033,000

Copperhead Chemical Company, Inc.	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt
(Chemicals, Plastics & Rubber)		(21.0%, Due 1/13) (2) (3)	3,693,195	3,664,655	3,664,655

Custom Direct, Inc. (6) (Printing & Publishing)	Direct marketer of checks and other financial products and services	Senior Secured Term Loan (4.2%, Due 12/13) (3)	1,847,386	1,603,118	1,330,100

		Junior Secured Term Loan
		(7.5%, Due 12/14) (3)	2,000,000	2,000,000	880,000

Dover Saddlery, Inc. (Retail Stores)	Equestrian products catalog retailer	Common Stock (30,974 shares) (4)		148,200	41,500

Employbridge Holding Company (5) (6)	A provider of specialized staffing	Junior Secured Term Loan
(Personal, Food & Miscellaneous Services)	services	(10.4%, Due 10/13) (3)	3,000,000	3,000,000	1,050,000

EXL Acquisition Corp.	Manufacturer of lab testing supplies	Senior Secured Term Loan A
(Electronics)		(6.6%, Due 3/11) (3)	3,278,998	3,258,757	3,072,159

		Senior Secured Term Loan B
		(6.9%, Due 3/12) (3)	4,499,911	4,452,650	4,196,539

		Senior Secured Term Loan C
		(7.4%, Due 3/12) (3)	2,775,439	2,737,602	2,579,563

		Senior Secured Term Loan D
		(15.0%, Due 3/12) (3)	6,557,997	6,501,063	6,501,063

		Common Stock – Class A (2,475 shares) (4)		2,475	269,000

		Common Stock – Class B (25 shares) (2)		279,222	281,900

Fairchild Industrial Products, Co.	Manufacturer of industrial controls and	Senior Secured Term Loan A
(Electronics)	power transmission products	(5.8%, Due 7/10) (3)	1,690,402	1,678,459	1,652,157

		Senior Secured Term Loan B
		(7.7%, Due 1/11) (3)	4,477,500	4,448,975	4,379,475

		Senior Subordinated Debt
		(14.8%, Due 7/11) (3)	5,460,000	5,418,066	5,418,066

		Preferred Stock – Class A (378.4 shares) (2)		353,573	353,573

		Common Stock – Class B (27.5 shares) (4)		121,598	410,000

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Hudson Products Holdings, Inc. (6) (Mining, Steel, Iron & Nonprecious Metals)	Manufactures and designs air-cooled heat exchanger equipment	Senior Secured Term Loan (8.0%, Due 8/15) (3)	7,481,250	7,265,876	6,433,900

Impact Products, LLC	Distributor of janitorial supplies	Junior Secured Term Loan
(Machinery)		(7.0%, Due 9/12) (3)	8,893,750	8,839,775	8,418,625

		Senior Subordinated Debt
		(15.0%, Due 9/12) (3)	5,547,993	5,517,791	5,517,791

Keltner Enterprises, LLC (5)	Distributor of automotive oils, chemicals	Senior Subordinated Debt
(Oil & Gas)	and parts	(14.0%, Due 12/11) (3)	3,850,000	3,840,677	3,840,677

Label Corp Holdings, Inc. (6) (Printing & Publishing)	Manufacturer of prime labels	Senior Secured Term Loan (8.0%, Due 8/14) (3)	6,483,750	6,176,385	5,592,200

L.A. Spas, Inc. (Chemicals, Plastics & Rubber)	Manufacturer of above ground spas	Revolving Line of Credit (8.8%, Due 12/09) (3)	1,000,000	990,794	990,794

		Senior Secured Term Loan
		(8.8%, Due 12/09) (3)	4,165,430	4,092,364	4,092,364

		Senior Subordinated Debt
		(17.5%, Due 1/10) (2) (3)	8,011,600	7,907,534	599,193

		Common Stock (250,000 shares) (4)		100	—

		Common Stock Warrants (13,828 warrants) (4)		3,963	—

LHC Holdings Corp.	Provider of home healthcare services	Senior Secured Term Loan A
(Healthcare, Education & Childcare)		(4.5%, Due 11/12) (3)	4,100,403	4,057,774	3,927,171

		Senior Subordinated Debt
		(14.5%, Due 5/13) (3)	4,565,000	4,517,936	4,517,936

		Membership Interest (125,000 units) (4)		125,000	159,500

Mac & Massey Holdings, LLC (Grocery)	Broker and distributor of ingredients to manufacturers of food products	Senior Subordinated Debt (16.5%, Due 2/13) (2) (3)	7,942,142	7,913,369	7,913,369

		Common Stock (250 shares) (4)		242,820	365,200

Northwestern Management Services, LLC	Provider of dental services	Senior Secured Term Loan A
(Healthcare, Education & Childcare)		(4.5%, Due 12/12) (3)	5,580,000	5,531,693	5,531,693

		Senior Secured Term Loan B
		(5.0%, Due 12/12) (3)	1,237,500	1,226,436	1,226,436

		Junior Secured Term Loan
		(15.0%, Due 6/13) (2) (3)	2,839,310	2,815,535	2,815,535

		Common Stock (500 shares) (4)		500,000	315,200

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Prince Mineral Company, Inc. (Metals & Minerals)	Manufacturer of pigments	Junior Secured Term Loan (5.5%, Due 12/12) (3)	11,275,000	11,131,129	10,750,129

		Senior Subordinated Debt
		(14.0%, Due 7/13) (2) (3)	12,034,071	11,918,351	11,703,780

Quartermaster, Inc.	Retailer of uniforms and tactical equipment to	Revolving Line of Credit
(Retail Stores)	law enforcement and security professionals	(6.7%, Due 12/10) (3)	1,750,000	1,731,275	1,731,275

		Senior Secured Term Loan A
		(6.8%, Due 12/10) (3)	3,225,250	3,197,369	3,197,369

		Senior Secured Term Loan B
		(8.1%, Due 12/10) (3)	2,543,750	2,526,377	2,526,377

		Senior Secured Term Loan C
		(15.0%, Due 12/11) (2) (3)	3,399,818	3,375,763	3,375,763

R-O-M Corporation	Manufacturer of doors, ramps and bulk heads for	Senior Secured Term Loan A
(Automobile)	fire trucks and food transportation	(3.4%, Due 2/13) (3)	6,640,000	6,582,627	6,266,127

		Senior Secured Term Loan B
		(4.9%, Due 5/13) (3)	8,379,000	8,290,058	7,890,766

		Senior Subordinated Debt
		(15.0%, Due 8/13) (3)	9,100,000	9,011,070	9,011,070

Total Non-control/non-affiliate investments (represents 74.6% of total investments at fair value)				$269,577,008	$240,486,620

Total Investments				$365,899,025	$322,370,748

(1)	Affiliate investments are generally defined under the Investment Company Act of 1940, as amended (the “1940 Act”), as companies in which the Company owns at least 5% but not more than 25% of the voting securities of the company. Control investments are generally defined under the 1940 Act as companies in which the Company owns more than 25% of the voting securities of the company or has greater than 50% representation on its board.

(2)	Amount includes payment-in-kind (PIK) interest or dividends.

(3)	Pledged as collateral under the Company’s Amended Securitization Facility. See Note 6 to Consolidated Financial Statements.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.

(6)	Syndicated investment which has been originated by another financial institution and broadly distributed.
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
Note 2. Going Concern
The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, on April 3, 2009, a termination event occurred under the Company’s second amended and restated securitization revolving credit facility (the “Amended Securitization Facility”) with an entity affiliated with BMO Capital Markets Corp. and Branch Banking and Trust Company due to the amount of the Company’s advances outstanding under the Amended Securitization Facility exceeding the maximum availability under the Amended Securitization Facility for more than three consecutive business days. The maximum availability under the Amended Securitization Facility is determined by, among other things, the fair market value of all eligible loans serving as collateral under the Amended Securitization Facility. Because the fair market value of certain eligible loans decreased at December 31, 2008, the Company’s advances outstanding under the facility exceeded the maximum availability under the Amended Securitization Facility. This determination was made in connection with the delivery of a borrowing base report to the facility lenders on March 31, 2009, which disclosed that we were under-collateralized by approximately $9.8 million. As of such date, the Company had $157.6 million outstanding under the Amended Securitization Facility. On May 8, 2009, $142.9 million was outstanding under the Amended Securitization Facility.
As a result of the occurrence of the termination event under the Amended Securitization Facility, the Company can no longer request additional advances under the Amended Securitization Facility. In addition, the interest rate payable under the Amended Securitization Facility increased from the commercial paper rate plus 1.75% to the prime rate plus 2%. Also, the terms of the Amended Securitization Facility require that all principal, interest and fees collected from the debt investments secured by the Amended Securitization Facility must be used to pay down amounts outstanding under the Amended Securitization Facility within 24 months following the date of the termination event. The Amended Securitization Facility also permits the lenders, upon notice to the Company, to accelerate amounts outstanding under the Amended Securitization Facility and exercise other rights and remedies provided by the Amended Securitization Facility, including the right to sell the collateral under the Amended Securitization Facility. As of the date hereof, the Company has not received any such notice from the lenders. At March 31, 2009, the interest rate under the Amended Securitization Facility was 2.2% and increased to 5.25% on April 3, 2009.
These matters raise substantial doubt about the Company’s ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company’s ability to meet its financing requirements, raise additional capital, and the success of its future operations. In addition, because substantially all of the Company’s debt investments are secured by the Company’s Amended Securitization Facility, the Company cannot provide any assurance that it will have sufficient cash and liquid assets to fund its operations and dividend distributions to its stockholders. If the Company does not distribute at least a certain percentage of its taxable income annually, it will suffer adverse tax consequences, including possible loss of its status as a RIC. The Company is in active discussions with the Amended Securitization Facility lenders to seek relief from certain of the terms of the Amended Securitization Facility, including the requirement under the Amended Securitization Facility that the Company use all principal, interest and fees collected from the debt investments secured by the Amended Securitization Facility to pay down amounts outstanding under the Amended Securitization Facility within 24 months following the date of the termination event. However, the Company cannot provide any assurance that the lenders will agree to provide the Company any relief from any terms of the Amended Securitization Facility. As a result, the Company is also currently evaluating other financing and/or strategic alternatives, including possible debt or equity financing, acquisition or disposition of assets, and other strategic transactions. There can be no assurance that the actions presently being taken by the Company with respect to the matters described above will be successful. The financial statements do not include any adjustments that might result from these uncertainties.

Note 3. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements reflect the consolidated accounts of the Company and its special purpose financing subsidiary, Patriot Capital Funding, LLC I (see Note 6. Borrowings), with all significant intercompany balances eliminated. The financial results of the Company’s portfolio investments are not consolidated in the Company’s financial statements.
Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the December 31, 2008 financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC.
Recently Issued or Adopted Accounting Pronouncements
In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”). SFAS No. 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because SFAS No. 161 impacts the Company’s disclosure and not its accounting treatment for derivative instruments and related hedged items, the Company’s adoption of SFAS No. 161 has not impacted the results of operations or financial condition; however, derivative instruments and hedging activities disclosure has been expanded, as disclosed in Note 12. Hedging Activities.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented will be adjusted retrospectively (including interim financial statements and selected financial data) to conform to the provisions of FSP EITF 03-6-1. Early application was not permitted. On August 14, 2008 and March 3, 2009, the Company’s Board of Directors approved the issuance of 187,500 and 446,250 shares, respectively, of restricted stock to the Company’s executive officers and employees. The Company has determined that these shares of restricted stock are participating securities prior to vesting. For the three months ended March 31, 2009, such shares were considered in the Company’s EPS computations.
In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. FSP 157-3 does not change the fair value measurement principles set forth in SFAS No. 157. Since adopting SFAS 157 in January 2008, the Company’s practices for determining the fair value of the investments in its portfolio have been, and continue to be, consistent with the guidance provided in the example in FSP 157-3. Therefore, the Company’s adoption of FSP 157-3 did not affect its practices for determining the fair value of the investments in its portfolio and did not have a material effect on its financial position or results of operations.
In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique and inputs used, the objective for the fair value measurement is unchanged from what it would be if markets were operating at normal activity levels or transactions were orderly; that is, to determine the current exit price. FSP 157-4 sets forth additional factors that should be considered to determine whether there has been a significant decrease in volume and level of activity when compared with normal market activity. The reporting entity shall evaluate the significance and relevance of the factors to determine whether, based on the weight of evidence, there has been a significant decrease in activity and volume. FSP 157-4 indicates that if an entity determines that either the volume or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. FSP 157-4 further notes that a fair value measurement should include a risk adjustment to reflect the amount market participants would demand because of the risk (uncertainty) in the cash flows.

FSP 157-4 also requires a reporting entity to make additional disclosures in interim and annual periods. FSP 157-4 is effective for interim periods ending after June 15, 2009, with early application permitted for periods ending after March 15, 2009. Revisions resulting from a change in valuation techniques or their application are accounted for as a change in accounting estimate. The Company adopted FSP 157-4 as of January 1, 2009. However, since adopting SFAS No. 157 in January 2008, the Company’s practices for determining fair value and for disclosures about the fair value of the investments in its portfolio have been, and continue to be, consistent with the guidance provided in FSP 157-4. Therefore, the Company’s adoption of FSP 157-4 has not had any effect on its financial position or results of operations (See Note 4. Investments).
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
Federal Income Taxes
The Company has elected to be treated as a RIC under the Code. The Company’s RIC tax year was initially filed on a July 31 basis. On February 11, 2008, the Company was granted permission by the Internal Revenue Service to change its RIC tax year from July 31 to December 31, effective on December 31, 2007. Accordingly, the Company has filed a short period tax return from August 1, 2007 through December 31, 2007, and will file on a calendar year basis for 2008 and thereafter. The Company’s policy has historically been to comply with the requirements of the Code that are applicable to RICs and to distribute substantially all of its taxable income to its stockholders. In light of the matters described in Note 2, it may not be possible for the Company to continue to comply with these requirements. However, the Company intends to take all steps possible to maintain its RIC tax status. Therefore, no federal income tax provision is included in the accompanying financial statements. However, to the extent that the Company is not able to maintain its RIC tax status, it would incur tax liability not currently provided for in the Company’s balance sheet.
The Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes on January 1, 2007. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of FIN 48 was applied to all open taxable years as of the effective date. The adoption of FIN 48 did not have an effect on the financial position or results of operations of the Company as there was no liability for unrecognized tax benefits and no change to the beginning capital of the Company. Management’s determinations regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Dividends Paid
Distributions to stockholders are recorded on the declaration date. The Company is required to pay out to its shareholders at least 90% of its net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses for each taxable year in order to be eligible for the tax benefits allowed to a RIC under Subchapter M of the Code. Historically it has been the policy of the Company to pay out as a dividend all or substantially all of those amounts. The amount to be paid out as a dividend has traditionally been determined by the Board of Directors each quarter based on the annual estimate of the Company’s taxable income by the management of the Company. At its year-end the Company may pay a bonus distribution, in addition to the other distributions, to ensure that it has paid out at least 90% of its net ordinary taxable income and net realized short-term capital gains in excess of net realized long-term capital losses for the year. The Board of Directors has determined to postpone taking any action with regard to dividends until the matter described in Note 2 is resolved. Through December 31, 2008, the Company has made all required distributions on its 2008 distributable income to satisfy its RIC requirements.
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
Note 4. Investments
As described below (see Note 5. Fair Value Measurements), effective January 1, 2008, the Company adopted Statement of Financial Standards No. 157—Fair Value Measurements, (“SFAS No. 157”). At March 31, 2009 and December 31, 2008, investments consisted of the following:

	March 31, 2009		December 31, 2008
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$325,875,542	$288,486,944	$344,683,219	$308,079,975
Investments in equity securities	21,293,028	11,025,200	21,215,806	14,290,773

Total	$347,168,570	$299,512,144	$365,899,025	$322,370,748

At March 31, 2009 and December 31, 2008, $117.9 million and $123.5 million, respectively, of the Company’s portfolio investments at fair value were at fixed rates, which represented approximately 39% and 38%, respectively, of the Company’s total portfolio of investments at fair value. The Company generally structures its subordinated debt at fixed rates, while most of its senior secured and junior secured loans are at variable rates determined on the basis of a benchmark LIBOR or prime rate. The Company’s loans generally have stated maturities ranging from 4 to 7.5 years.
At March 31, 2009 and December 31, 2008, the Company had equity investments and warrant positions designed to provide the Company with an opportunity for an enhanced internal rate of return. These instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains.
During the three months ended March 31, 2009, the Company realized a loss of $11.6 million due to the permanent impairment of loans to one of our portfolio companies. During the three months ended March 31, 2008, the Company realized a loss of $90,000 on the sale of one portfolio debt investment. During the three months ended March 31, 2009 and 2008, the Company recorded unrealized depreciation of $4.2 million and $9.9 million, respectively.
The composition of the Company’s investments as of March 31, 2009 and December 31, 2008 at cost and fair value was as follows:

	March 31, 2009				December 31, 2008
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Senior Secured Debt	$166,887,662	48.1%	$149,468,394	49.9%	$171,889,470	47.0%	$156,638,667	48.6%
Junior Secured Debt	63,527,641	18.3	51,317,557	17.1	64,232,689	17.5	58,076,196	18.0
Subordinated Debt	95,460,239	27.5	87,700,993	29.3	108,561,060	29.7	93,365,112	29.0
Warrants / Equity	21,293,028	6.1	11,025,200	3.7	21,215,806	5.8	14,290,773	4.4

Total	$347,168,570	100.0%	$299,512,144	100.0%	$365,899,025	100.0%	$322,370,748	100.0%

(1)	Represents percentage of total portfolio.
The composition of the Company’s investment portfolio by industry sector, using Moody’s Industry Classifications as of March 31, 2009 and December 31, 2008 at cost and fair value was as follows:

	March 31, 2009				December 31, 2008
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Machinery	$51,375,041	14.8%	$38,262,535	12.8%	$51,384,711	14.0%	$39,527,874	12.3%
Health Care, Education & Childcare	39,535,526	11.4	39,172,587	13.1	39,749,005	10.9	39,501,102	12.2
Personal & Nondurable Consumer Products	38,851,765	11.2	38,006,465	12.7	39,609,196	10.8	39,247,796	12.2
Automobile	31,323,917	9.0	23,669,782	7.9	33,276,374	9.1	26,487,272	8.2
Electronics	30,022,303	8.7	29,288,103	9.8	31,033,364	8.5	30,033,495	9.3
Textiles & Leather	29,412,663	8.5	28,743,947	9.6	29,557,681	8.1	29,368,566	9.1
Printing & Publishing	26,315,941	7.6	12,063,547	4.0	26,302,411	7.2	18,159,998	5.6
Metals & Minerals	23,069,449	6.7	22,433,358	7.5	23,049,480	6.3	22,453,909	7.0
Mining, Steel, Iron & Nonprecious Metals	17,842,926	5.1	16,974,609	5.7	18,092,545	4.9	17,245,764	5.3
Retail Stores	11,165,792	3.2	11,083,592	3.7	10,978,984	3.0	10,872,284	3.4
Housewares & Durable Consumer Products	11,136,919	3.2	8,478,962	2.8	11,005,810	3.0	9,333,052	2.9
Ecological	9,134,946	2.6	8,771,946	2.9	8,556,102	2.3	8,164,902	2.5
Grocery	8,278,129	2.4	8,425,513	2.8	8,156,189	2.2	8,278,569	2.6
Chemicals, Plastic & Rubber	5,116,782	1.5	5,112,631	1.7	16,659,410	4.6	9,347,006	2.9
Insurance	5,000,000	1.4	4,061,400	1.4	5,000,000	1.4	4,048,200	1.3
Buildings & Real Estate	4,552,567	1.3	4,552,567	1.5	4,613,182	1.3	4,613,182	1.4
Personal, Food & Miscellaneous Services	3,000,000	0.8	300,000	0.1	3,000,000	0.8	1,050,000	0.3
Diversified/Conglomerate Service	1,570,736	0.5	—	—	1,570,736	0.4	623,500	0.2
Aerospace & Defense	463,168	0.1	110,600	0.0	463,168	0.1	173,600	0.1
Oil & Gas	—	—	—	—	3,840,677	1.1	3,840,677	1.2

Total	$347,168,570	100.0%	$299,512,144	100.0%	$365,899,025	100.0%	$322,370,748	100.0%

(1)	Represents percentage of total portfolio.
As required by the 1940 Act, the Company classifies its investments by level of control. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act. The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company. “Non-Control/Non-Affiliate Investments” are those investments that are neither Control Investments nor Affiliate Investments. At March 31, 2009 and December 31, 2008, the Company owned greater than 5% but less than 25% of the voting securities in four companies. At March 31, 2009 and December 31, 2008, the Company owned 25% or more of the voting securities in six and four companies, respectively.

Note 5. Fair Value Measurements
The Company accounts for its portfolio investments and interest rate swaps at fair value. As a result, the Company adopted the provisions of SFAS No. 157 in the first quarter of 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. SFAS No. 157 defines fair value as the price that would be established to sell an asset or transfer a liability in an orderly transaction between market participants in what would be the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to determining the fair value of these assets and liabilities, are as follows:
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
The following table presents the financial instruments carried at fair value as of March 31, 2009, by caption on the Consolidated Balance Sheet for each of the three levels of hierarchy established by SFAS No. 157.

	As of March 31, 2009
		Internal Models with	Internal Models with	Total Fair Value
	Quoted Market Prices	Significant Observable	Significant Unobservable	Reported in
	in Active Markets	Market Parameters	Market Parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Investments

Non-affiliate investments	$176,600	$19,834,000	$200,397,809	$220,408,409
Affiliate investments	—	—	49,806,458	49,806,458
Control investments	—	—	29,297,277	29,297,277

Total investments at fair value	$176,600	$19,834,000	$279,501,544	$299,512,144

Liabilities

Interest rate swaps	$—	$(2,914,535)	$—	$(2,914,535)

Total liabilities at fair value	$—	$(2,914,535)	$—	$(2,914,535)

The following table provides a roll-forward in the changes in fair value from December 31, 2008 to March 31, 2009, for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors, are the most significant, to the overall fair value measurement. However, Level 3 financial instruments also typically include, in addition to the unobservable or Level 3 components, observable components (that is, Level 1 and Level 2 components that are actively quoted and can be validated to external sources). Accordingly, the appreciation (depreciation) in the table below includes changes in fair value due in part to observable Level 1 and Level 2 factors that are part of the valuation methodology.

	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate	Affiliate	Control
	Investments	Investments	Investments	Total

Fair Value December 31, 2008	$220,017,120	$51,457,082	$30,427,046	$301,901,248
Total realized losses	—	—	(11,600,764)	(11,600,764)
Change in unrealized depreciation	465,285	(1,511,300)	(2,654,672)	(3,700,687	)(a)
Purchases, issuances, settlements, and other, net	(7,182,767)	(139,324)	223,838	(7,098,253)
Transfers within Level 3	(12,901,829)	—	12,901,829	—
Transfers in (out) of Level 3	—	—	—	—

Fair Value as of March 31, 2009	$200,397,809	$49,806,458	$29,297,277	$279,501,544

(a)	Relates to assets held at March 31, 2009
The Company estimates the fair value of its Level 3 debt investments by first estimating the enterprise value of the portfolio company which issued the debt investment and augments the valuation techniques it uses to estimate the fair value of its debt investments where there is not a readily available market value (Level 3). To estimate the enterprise value of a portfolio company, the Company analyzed various factors, including the portfolio companies historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA (Earning Before Interest, Taxes, Depreciation and Amortization), cash flow, net income, revenues or, in limited instances, book value.

In estimating a multiple to use for valuation purposes, the Company looked to private merger and acquisition statistics, discounted public trading multiples or industry practices. In some cases, the valuation may be based on a combination of valuation methodologies, including but not limited to, multiple based, discounted cash flow and liquidation analysis. If a portfolio company was distressed, a liquidation analysis may have provided the best indication of enterprise value.
The Company uses a bond-yield model to value these investments based on the present value of expected cash flows. The primary inputs into the model are market interest rates for debt with similar characteristics and an adjustment for the portfolio company’s credit risk. The credit risk component of the valuation considers several factors including financial performance, business outlook, debt priority and collateral position. During the three months ended March 31, 2009 and 2008, the Company recorded net unrealized depreciation of $4.2 million and $9.9 million, respectively, on its investments. For 2009, the Company’s net unrealized depreciation consists of the following: approximately $417,000 of unrealized depreciation resulted from quoted market prices on its syndicated loan portfolio as a result of disruption in the financial credit markets for broadly syndicated loans; approximately $4.5 million of unrealized depreciation resulted from a decline in cash flows of its portfolio companies; offset by approximately $770,000 of unrealized appreciation which resulted from SFAS No. 157. For 2008, a portion of the Company’s net unrealized depreciation, approximately $1.2 million, resulted from quoted market prices on its syndicated loan portfolio as a result of disruption in the financial credit markets for broadly syndicated loans; approximately $4.2 million, resulted from a decline in cash flows of its portfolio companies; and approximately $4.5 million, resulted from SFAS No. 157.
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
On April 11, 2008, the Company entered into the Amended Securitization Facility with an entity affiliated with BMO Capital Markets Corp. and Branch Banking and Trust Company (the “Lenders”). The Amended Securitization Facility amended and restated the Securitization Facility to, among other things: (i) increase the borrowing capacity from $175 million to $225 million; (ii) extend the maturity date from July 22, 2010 to April 11, 2011 (unless extended prior to such date for an additional 364-day period with the consent of the lenders thereto); (iii) increase the interest rate payable under the facility from the commercial paper rate plus 1.00% to the commercial paper rate plus 1.75% on up to $175 million of outstanding borrowings and the LIBOR rate plus 1.75% on up to $50 million of outstanding borrowings; and (iv) increase the unused commitment fee from 0.25% per annum to 0.30% per annum.
Similar to the Securitization Facility, the Amended Securitization Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. These restrictions could have affected the amount of notes the Company’s special purpose subsidiary could issue from time to time. The Amended Securitization Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could have resulted in the early termination of the Amended Securitization Facility. The Amended Securitization Facility also requires the maintenance of the Liquidity Facility. The Liquidity Facility was provided by the Lenders that participate in the Securitization Facility for a period of 364-days and was renewable annually thereafter at the option of the lenders. The Liquidity Facility was scheduled to be renewed in April 2009. The Amended Securitization Facility is secured by all of the loans held by the Company’s special purpose subsidiary.

On April 3, 2009 a termination event occurred under the Amended Securitization Facility due to the amount of the Company’s advances outstanding under the facility exceeding the maximum availability under the facility for more than three consecutive business days. The maximum availability under the facility is determined by, among other things, the fair market value of all eligible loans serving as collateral under the facility. Because the fair market value of certain eligible loans decreased at December 31, 2008, the Company’s advances outstanding under the facility exceeded the maximum availability under the facility. This determination was made in connection with the delivery of a borrowing base report to the facility lenders on March 31, 2009. As of such date, the Company had $157.6 million outstanding under the facility. As a result of the occurrence of the termination event under the facility, the Company can no longer make additional advances under the facility. Also, the interest rate payable under the Amended Securitization Facility increased from the commercial paper rate plus 1.75% to the prime rate plus 2%. In addition, the terms of the facility require that all principal, interest and fees collected from the debt investments secured by the facility must be used to pay down amounts outstanding under the facility within 24 months following the date of the termination event. The facility also permits the lenders, upon notice to the Company, to accelerate amounts outstanding under the facility and exercise other rights and remedies provided by the facility, including the right to sell the collateral under the facility. The Company has not received any such notice from the lenders.
In connection with the origination and amendment of the Securitization Facility and the Amended Securitization Facility, the Company incurred $2.4 million of fees which are being amortized over the term of the facility.
At March 31, 2009 and December 31, 2008, $157.6 million and $162.6 million, respectively, of borrowings were outstanding under the Amended Securitization Facility. At March 31, 2009, the interest rate under the Amended Securitization Facility was 2.2% and increased to 5.25% on April 3, 2009. Interest expense for the three months ended March 31, 2009 and 2008 consisted of the following:

	Three Months Ended March 31,
	2009	2008

Interest charges	$1,399,221	$1,986,376
Amortization of debt issuance costs	131,728	58,904
Unused facility fees	55,488	14,243

Total	$1,586,437	$2,059,523

Note 7. Stock Option Plan and Restricted Stock Plan
As of March 31, 2009, 3,644,677 shares of common stock are reserved for issuance upon exercise of options to be granted under the Company’s stock option plan and 2,065,045 shares of the Company’s common stock were reserved for issuance under the Company’s employee restricted stock plan (the “Plans”). On March 3, 2009, awards of 446,250 shares of restricted stock were granted to the Company’s executive officers with a fair value of $1.27 (the closing price of the common stock at date of grant). The total fair value of $567,000 will be expensed over a four year vesting period. As of March 31, 2009, 3,188,968 options were outstanding, 2,567,219 of which were exercisable and 633,750 shares of restricted stock were outstanding, none of which are vested. The options have a weighted average remaining contractual life of 7.3 years, a weighted average exercise price of $12.43, and an aggregate intrinsic value of $0. The restricted stock vests over four years.
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
Assumptions used with respect to future grants may change as the Company’s actual experience may be different. The fair value of options granted in 2008 was approximately $0.47, using the Black-Scholes option pricing model. The Company has adopted the policy of recognizing compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. For the three months ended March 31, 2009 and 2008, the Company recorded compensation expense related to stock awards of approximately $200,000 and $182,000, respectively, which is included in compensation expense in the consolidated statements of operations. The Company has not historically recorded the tax benefits associated with the expensing of stock options since the Company elected to be treated as a RIC under Subchapter M of the Internal Revenue Code and as such, the Company is not subject to federal income tax on the portion of taxable income and gains distributed to stockholders, provided that at least 90% of its annual taxable income is distributed. As of March 31, 2009, there was $345,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over 1.9 years. As of March 31, 2009, there was $1.7 million of unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over 2.9 years.

Note 8. Share Data and Common Stock
The following table sets forth a reconciliation of weighted average shares outstanding for computing basic and diluted loss per common share for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008

Weighted average common shares outstanding, basic	20,929,973	20,650,455
Effect of dilutive restricted stock awards and options	—	—

Weighted average common shares outstanding, diluted	20,929,973	20,650,455

The dilutive effect of stock options is computed using the treasury stock method. Options on 3.2 million shares (2009 and 2008), and restricted stock of 633,750 shares (2009), were anti-dilutive and therefore excluded from the computation of diluted loss per share.
In 2005, the Company established a dividend reinvestment plan, and during the three months ended March 31, 2009 and the year ended December 31, 2008, issued 123,000 and 177,000 shares, respectively, in connection with dividends paid. The following table reflects the Company’s dividends paid since March 31, 2008:

Date Declared	Record Date	Payment Date	Amount

October 30, 2008	December 22, 2008	January 15, 2009	$0.25
July 30, 2008	September 12, 2008	October 15, 2008	$0.33
May 2, 2008	June 5, 2008	July 16, 2008	$0.33
February 27, 2008	March 14, 2008	April 16, 2008	$0.33
Note 9. Commitments and Contingencies
The balance of unused commitments to extend credit was $22.0 million and $23.8 million at March 31, 2009 and December 31, 2008, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as contingent investment draws, revolving credit arrangements or similar transactions. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the counterparty. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Since April 3, 2009, the date of the termination event under the Amended Securitization Facility, the Company has funded revolver draws under our outstanding commitments. The Company is currently in negotiation with the Lenders to have eligible revolver draws funded by the Lenders going forward. Ineligible revolver draw requests, those requests on loans outside of the Amended Securitization Facility, will not be funded by the Lenders. The Company may not have the ability to fund the ineligible revolver draw requests in the future or eligible revolver draw requests if the Lenders refuse to accommodate the request.
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
The Company leases its corporate offices and certain equipment under operating leases with terms expiring in 2011. Future minimum lease payments due under operating leases at March 31, 2009 are as follows: $181,000 — remainder of 2009, $247,000 — 2010, $21,000 — 2011. Rent expense was approximately $59,000 and $68,000 for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, the Company had an outstanding letter of credit in the amount of $38,000 as security deposit for the lease of the Company’s corporate offices.

Note 10. Concentrations of Credit Risk
The Company’s portfolio companies are primarily small- to mid-sized companies that operate in a variety of industries.
At March 31, 2009 and December 31, 2008, the Company did not have any investment in excess of 10% of the total investment portfolio at fair value. Investment income, consisting of interest, dividends, fees, and other investment income, can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given period can be highly concentrated among several portfolio companies. During the three months ended March 31, 2009 and 2008, the Company did not record investment income from any portfolio company in excess of 10.0% of total investment income.
Note 11. Income Taxes
Effective August 1, 2005, the Company elected to be treated as a RIC. Accordingly, the Company’s RIC tax year was initially filed on a July 31 basis. On February 11, 2008, the Company was granted permission by the Internal Revenue Service to change its RIC tax year from July 31 to December 31, effective on December 31, 2007. Accordingly, the Company has prepared a short period tax return from August 1, 2007 through December 31, 2007, and will file on a calendar year basis for 2008 and thereafter. The Company’s policy has historically been to comply with the requirements of Subchapter M of the Code that are applicable to RICs and to distribute substantially all of its taxable income to its shareholders. In light of the matters described in Note 2, it may not be possible for the Company to continue to comply with these requirements. However, the Company intends to take all steps possible to maintain its RIC tax status. Therefore, no federal, state or local income tax provision is included in the accompanying financial statements. However, to the extent that the Company is not able to maintain its RIC tax status, it would incur tax liability not currently provided for in the Company’s balance sheet.
Tax loss for the period January 1, 2009 through March 31, 2009 is as follows:

January 1, 2009
to
March 31, 2009
GAAP net investment income	$5,118,000
Tax timing differences of:
Origination fees, net	(296,000)
Permanent impairment on loans	(11,826,000)
Stock compensation expense, original issue discount and depreciation and amortization	780,000

Tax loss	$(6,224,000)

Distributable income (loss) differs from GAAP net investment income primarily due to: (1) origination fees received in connection with investments in portfolio companies are treated as taxable income upon receipt; (2) certain stock compensation expense is not currently deductible for tax purposes and a bonus accrual carryover, as a result of the change in the Company’s tax year described above, until actually paid; (3) certain debt investments that generate original issue discount; (4) depreciation and amortization; and (5) permanent impairment on loans.
Distributions which exceed tax distributable income (tax net investment income and realized gains, if any) are reported as distributions of paid-in capital (i.e., return of capital). The taxability of the distributions made during 2009 will be determined by the Company’s tax earnings and profits for its tax year ending December 31, 2009.
The tax cost basis of the Company’s investments as of March 31, 2009 approximates the book cost. There were no capital gain distributions in 2009 or 2008.
At March 31, 2009, the Company had a net capital loss carryforward of $4.1 million to offset net capital gains, to the extent provided by federal tax law. Of the total capital loss carryforward, $3.2 million will expire in the Company’s tax year ending December 31, 2013, and $900,000 will expire in the Company’s tax year ending December 31, 2015.
Note 12. Hedging Activities
The Company has variable-rate debt financing. These obligations expose the Company to variability in interest payments and therefore fluctuations in interest expense and cash flows due to changes in interest rates. The Company uses interest rate swaps in order to minimize significant fluctuations in earnings that are caused by interest rate volatility. Interest rate swaps involve the exchange of variable-rate interest payments for fixed-rate interest payments based on the contractual underlying notional amount. Gains and losses on the interest rate swaps that are linked to the debt being hedged are expected to substantially offset this variability in earnings. The swaps are reported on the balance sheet at fair value. The Company determines the value of each interest rate swap on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in the Company’s statement of operations.

Since 2006, the Company, through its special purpose subsidiary, entered into eight interest rate swap agreements. As of March 31, 2009, the Company included the $(2.9) million fair value of these interest rate swaps in the accounts payable, accrued expenses and other line of the liabilities section of the Consolidated Balance Sheets. During the three months ended March 31, 2009, the Company recorded $183,000 of unrealized appreciation on the fair value on these interest rate swaps in the Consolidated Statement of Operations. The Company did not designate any of its interest rate swaps as hedges for financial accounting purposes. Each month these interest rate swaps are settled for cash.
No new interest rate swap agreements were executed during the three months ended March 31, 2009. The following table summarizes the Company’s existing interest rate swaps with BMO Capital Markets as the counterparty:

						Three months ended
						March 31, 2009
			As of March 31, 2009			Unrealized
Date	Date	Interest			Fair	Appreciation
Entered	Expiring	Rate	Notional	Cost	Value	(Depreciation)
03/06	01/11	5.04%	$10,334,395	$—	$(466,622)	$89,149
12/06	02/12	4.84%	3,300,177	—	(338,177)	10,882
08/07	04/12	5.17%	3,962,202	—	(468,185)	16,358
09/07	04/12	4.98%	3,826,627	—	(419,102)	14,792
12/07	01/11	4.28%	736,120	—	(52,092)	3,183
04/08	12/12	3.51%	9,323,080	—	(606,248)	(1,080)
05/08	09/10	3.32%	1,119,757	—	(19,067)	7,766
10/08	10/12	3.54%	12,931,823	—	(545,042)	41,799

Total			$45,534,181	$—	$(2,914,535)	$182,849

Note 13. Financial Highlights

	For the Three Months Ended
	March 31,
	2009	2008
Per Share Data:
Net asset value at beginning of period	$8.65	$10.73
Net investment income	.24	.33
Net change in unrealized appreciation (depreciation) on investments	(.20)	(.48)
Realized loss	(.55)	—
Effect of issuance of common stock	(.03)	—
Distributions from net investment income	—	(.33)
Distributions in excess of net investment income	—	—
Net change in unrealized swap depreciation	.01	(.04)
Stock based compensation expense	.01	.01

Net asset value at end of period	$8.13	$10.22

Total net asset value return (1)	(6.0)%	(1.7)%

Per share market value, beginning of period	$3.64	$10.09
Per share market value, end of period	$1.83	$10.47

Total market value return (2)	(49.7)%	7.0%

Shares outstanding at end of period	20,950,501	20,650,455

Ratios and Supplemental Data:
Net assets at end of period	$170,225,000	$211,057,000
Average net assets	178,894,000	218,247,000
Ratio of operating expenses to average net assets (annualized)	7.6%	8.2%
Ratio of net investment income (loss) to average net assets (annualized)	11.4%	12.4%
Average borrowings outstanding	$151,156,000	$152,702,000
Average amount of borrowings per share	$7.21	$7.39

(1)	The total net asset value return (not annualized) reflects the change in net asset value of a share of stock, plus dividends.

(2)	The total market value return (not annualized) reflects the change in the ending market value per share plus dividends, divided by the beginning market value per share.

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
     Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:
•	Our ability to negotiate an arrangement with the lenders of our Amended Securitization Facility for repayment terms that do not require us to use all principal and interest collected from the debt investments secured by the facility to pay down amounts outstanding thereunder;

•	Our ability to maintain our status as a RIC under the Code;

•	Our future operating results;

•	Our business prospects and the prospects of our portfolio companies;

•	The ability of our portfolio companies to achieve their objectives;

•	Our expected financings and investments;

•	Future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies and RIC’s;

•	The adequacy of our cash resources and working capital; and

•	The timing of cash flows, if any, from the operations of our portfolio companies.
     In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in this quarterly report on Form 10-Q and in our 2008 annual report on Form 10-K.
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
Overview
     We are a specialty finance company that provides customized financing solutions to small- to mid-sized companies. Our ability to invest across a company’s capital structure, from senior secured loans to equity securities, allows us to offer a comprehensive suite of financing solutions, including “one-stop” financing. In August 2005, we completed an initial public offering of shares of our common stock and we elected to be treated as a business development company under the 1940 Act in connection with our initial public offering. We have also elected to be treated as a RIC under Subchapter M of the Code. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income or gains we distribute (actually or as a deemed dividend) to our stockholders as dividends, provided that we satisfy certain requirements.
     In light of the unprecedented instability in the financial markets and the severe slowdown in the overall economy, we do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business in the manner in which we have historically operated. As a result, our short-term business focus has shifted from making debt and equity investments to preserving our liquidity position. In this regard, on April 3, 2009, a termination event occurred under the Amended Securitization Facility due to the amount of our advances outstanding under the facility exceeding the maximum availability under the facility for more than three consecutive business days. The maximum availability under the facility is determined by, among other things, the fair market value of all eligible loans serving as collateral under the facility. Because the fair market value of certain eligible loans decreased at December 31, 2008, our advances outstanding under the facility exceeded the maximum availability under the facility. This determination was made in connection with the delivery of a borrowing base report to the facility lenders on March 31, 2009. As a result of the occurrence of the termination event under the facility, we can no longer make additional advances under the facility. Also, the interest rate payable under the Amended Securitization Facility increased from the commercial paper rate plus 1.75% to the prime rate plus 2%. In addition, the terms of the facility require that all principal, interest and fees collected from the debt investments secured by the facility must be used to pay down amounts outstanding under the facility within 24 months following the date of the termination event. Substantially all of our debt investments are secured under our Amended Securitization Facility. The facility also permits the lenders, upon notice to us, to accelerate amounts outstanding under the facility and exercise other rights and remedies provided by the facility, including the right to sell the collateral under the facility. To date, we have not received any such notice from the lenders. At March 31, 2009, the interest rate under the Amended Securitization Facility was 2.2% and increased to 5.25% on April 3, 2009.
     Moreover, our independent registered public accounting firm issued an opinion on our December 31, 2008 consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that the uncertainty regarding the renewal of our liquidity facility raises substantial doubt about our ability to continue as a going concern. At the time our independent registered public accounting firm issued this opinion, we were negotiating the renewal of the liquidity facility, which matured on April 11, 2009, that supported our Amended Securitization Facility with certain liquidity banks. In the event that the liquidity banks did not renew the liquidity facility, the terms of the Amended Securitization Facility would require, among other things, that all principal and interest collected from the debt investments secured by the facility be used to pay down amounts outstanding under the facility by April 2011. Subsequent to the issuance of this opinion by our independent registered public accounting firm, the liquidity banks determined not to renew the liquidity facility supporting our Amended Securitization Facility.
     We are in active discussions with the Amended Securitization Facility lenders to seek relief from certain terms of the facility, including the requirement under the facility that we use all principal, interest and fees collected from the debt investments secured by the facility to pay down amounts outstanding under the facility by April 3, 2011. However, we cannot provide any assurance that the lenders will agree to provide us any relief from any terms of the facility. Moreover, even if we are successful in seeking relief from the lenders of the facility, our ability to operate our business in the manner in which we have historically operated will be constrained until our ability to access the debt and equity capital markets improves. As a result, we are also currently evaluating other financing and/or strategic alternatives, including possible debt or equity financing, acquisition or disposition of assets, and other strategic transactions.
Portfolio Composition
     Our primary business is lending to and investing in small- to mid-sized businesses through investments in senior secured loans, junior secured loans, subordinated debt investments and equity-based investments, including warrants. The fair value of our portfolio was $299.5 million and $322.4 million at March 31, 2009 and December 31, 2008, respectively.
     Total portfolio investment activity as of and for the three months ended March 31, 2009 and the year ended December 31, 2008 was as follows:

	March 31, 2009	December 31, 2008
Beginning portfolio at fair value	$322,370,748	$384,725,753
Investments in debt securities	4,075,000	79,096,786
Investments in equity securities	88	3,245,937
Investment repayments	(12,506,029)	(95,018,988)
Increase in payment-in-kind interest/dividends	1,087,159	5,452,124
Sale of investments	—	(15,267,401)
Change in unearned revenue	242,383	(129,458)
Realized loss on investments	(11,600,764)	—
Decrease in fair value of investments	(4,156,441)	(39,992,921)

Ending portfolio at fair value	$299,512,144	$322,370,748

     As of March 31, 2009 and December 31, 2008, the composition of our portfolio at fair value was as follows:

	March 31, 2009		December 31, 2008
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio
Senior secured revolving lines of credit	$12,084,459	4.0%	$10,266,191	3.2%
Senior secured term loans	137,383,935	45.9	146,372,476	45.4
Junior secured term loans	51,317,557	17.1	58,076,196	18.0
Senior subordinated debt	87,700,993	29.3	93,365,112	29.0
Investments in equity securities	11,025,200	3.7	14,290,773	4.4

Totals	$299,512,144	100.0%	$322,370,748	100.0%

     For the three months ended March 31, 2009 and year ended December 31, 2008, the weighted average yield on all of our outstanding debt investments was approximately 10.9% and 12.1%, respectively. The weighted average fair value balance of our debt investment portfolio during the three months ended March 31, 2009 was $308.4 million, down from $333.2 million during the fourth quarter of 2008. Yields are computed using actual interest income earned for the year (annualized for the three months ended March 31, 2009), including amortization of loan fees and original issue discount, divided by the weighted average fair value of debt investments. As of March 31, 2009 and December 31, 2008, $117.9 million and $123.5 million, respectively, of our portfolio investments at fair value were at fixed interest rates, which represented approximately 39% and 38%, respectively, of our total portfolio of investments at fair value. We generally structure our subordinated debt investments at fixed rates while many of our senior secured and junior secured loans are, and will be, at variable rates.
     At March 31, 2009 and December 31, 2008, our equity investments consisted of common and preferred stock, LLC membership interests and warrants to acquire equity interests in certain of our portfolio companies. Warrants to acquire equity interests allow us to participate in the potential appreciation in the value of the portfolio company, while minimizing the amount of upfront cost to us.
     The composition of our investment portfolio by industry sector, using Moody’s Industry Classifications as of March 31, 2009 and December 31, 2008 at cost and fair value was as follows:

	March 31, 2009				December 31, 2008
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Machinery	$51,375,041	14.8%	$38,262,535	12.8%	$51,384,711	14.0%	$39,527,874	12.3%
Health Care, Education & Childcare	39,535,526	11.4	39,172,587	13.1	39,749,005	10.9	39,501,102	12.2
Personal & Nondurable Consumer Products	38,851,765	11.2	38,006,465	12.7	39,609,196	10.8	39,247,796	12.2
Automobile	31,323,917	9.0	23,669,782	7.9	33,276,374	9.1	26,487,272	8.2
Electronics	30,022,303	8.7	29,288,103	9.8	31,033,364	8.5	30,033,495	9.3
Textiles & Leather	29,412,663	8.5	28,743,947	9.6	29,557,681	8.1	29,368,566	9.1
Printing & Publishing	26,315,941	7.6	12,063,547	4.0	26,302,411	7.2	18,159,998	5.6
Metals & Minerals	23,069,449	6.7	22,433,358	7.5	23,049,480	6.3	22,453,909	7.0
Mining, Steel, Iron & Nonprecious Metals	17,842,926	5.1	16,974,609	5.7	18,092,545	4.9	17,245,764	5.3
Retail Stores	11,165,792	3.2	11,083,592	3.7	10,978,984	3.0	10,872,284	3.4
Housewares & Durable Consumer Products	11,136,919	3.2	8,478,962	2.8	11,005,810	3.0	9,333,052	2.9
Ecological	9,134,946	2.6	8,771,946	2.9	8,556,102	2.3	8,164,902	2.5
Grocery	8,278,129	2.4	8,425,513	2.8	8,156,189	2.2	8,278,569	2.6
Chemicals, Plastic & Rubber	5,116,782	1.5	5,112,631	1.7	16,659,410	4.6	9,347,006	2.9
Insurance	5,000,000	1.4	4,061,400	1.4	5,000,000	1.4	4,048,200	1.3
Buildings & Real Estate	4,552,567	1.3	4,552,567	1.5	4,613,182	1.3	4,613,182	1.4
Personal, Food & Miscellaneous Services	3,000,000	0.8	300,000	0.1	3,000,000	0.8	1,050,000	0.3
Diversified/Conglomerate Service	1,570,736	0.5	—	—	1,570,736	0.4	623,500	0.2
Aerospace & Defense	463,168	0.1	110,600	0.0	463,168	0.1	173,600	0.1
Oil & Gas	—	—	—	—	3,840,677	1.1	3,840,677	1.2

Total	$347,168,570	100.0%	$299,512,144	100.0%	$365,899,025	100.0%	$322,370,748	100.0%

(1)	Represents percentage of total portfolio.

     At March 31, 2009 and December 31, 2008, we did not have any investment in excess of 10% of the total investment portfolio at fair value. Investment income, consisting of interest, dividends and fees can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given period can be highly concentrated among several portfolio companies. During the three months ended March 31, 2009 and 2008, the Company did not record investment income from any portfolio company in excess of 10.0% of total investment income.
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
     The following table shows the distribution of our debt investments on the 1 to 5 investment rating scale at fair value as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Investments at	Percentage of	Investments at	Percentage of
Investment Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	$97,349,622	33.7%	$82,179,735	26.7%
2	145,022,413	50.3	184,507,897	59.9
3	31,239,645	10.8	21,275,475	6.9
4	9,413,394	3.3	8,477,320	2.7
5	5,461,870	1.9	11,639,548	3.8

Totals	$288,486,944	100.0%	$308,079,975	100.0%

     At March 31, 2009 and December 31, 2008, we had loans from four and three, respectively, of our portfolio companies on non-accrual status. See “—Critical Accounting Policies — Interest and Dividend Income Recognition” for a discussion of when we place debt investments on non-accrual status.
     In the event that the United States economy continues into a prolonged recession, it is possible that the financial results of small- to mid-sized companies, similar to those in which we invest, could experience further deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. We can provide no assurance that the performance of certain of our portfolio companies will not be negatively impacted by these economic or other conditions which could have a negative impact on our future results.
Results of Operations
     The principal measure of our financial performance is net income (loss) which includes net investment income, net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest, dividends, fees, and other investment income and our operating expenses. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. Net unrealized appreciation (depreciation) on interest rate swaps is the net change in the fair value of our outstanding swap agreements. Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.
Comparison for the three months ended March 31, 2009 and 2008
     Total Investment Income
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

     Total investment income for the three months ended March 31, 2009 and 2008, was $8.5 million and $11.2 million, respectively. For the three months ended March 31, 2009, this amount consisted of interest income of $19,000 from cash and cash equivalents, $8.3 million of interest and dividend income from portfolio investments (which included $1.1 million in payment-in-kind or PIK interest and dividends), $167,000 in fee income and $9,000 in other investment income. For the three months ended March 31, 2008, this amount consisted of interest income of $53,000 from cash and cash equivalents, $11.0 million of interest and dividend income from portfolio investments (which included $1.5 million in payment-in-kind or PIK interest and dividends), $214,000 in fee income and $40,000 in other investment income.
     The decrease in our total investment income for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily attributable to a decrease in the weighted average fair value balance outstanding of our interest-bearing investment portfolio during the quarter ended March 31, 2009. The primary reason behind the decrease in total investment income was a decrease in interest income due to the decrease in the weighted average fair value balance of our investment portfolio, and a decrease in the weighted average yield of our investments. During the three months ended March 31, 2009, the weighted average fair value balance outstanding of our interest-bearing investment portfolio was approximately $308.4 million as compared to approximately $363.2 million during the three months ended March 31, 2008. The weighted average yield decreased as a result of an increase in the number of loans on non-accrual status and an overall decrease in market interest rates.
     Expenses
     Expenses include compensation expense, interest on our outstanding indebtedness, professional fees, and general and administrative expenses.
     Expenses for the three months ended March 31, 2009 and 2008, were $3.4 million and $4.5 million, respectively. Expenses decreased for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 by approximately $1.1 million, primarily as a result of lower compensation expense which decreased by $577,000, lower interest expense which decreased by $473,000, and lower general and administrative expenses which decreased by $58,000, offset by higher professional fees of $66,000. The lower compensation expense was principally attributable to the elimination of bonus accruals given the impact of the current market environment on our financial performance, reduction of employee headcount during the fourth quarter of 2008 and the first quarter of 2009, partially offset by an increase in non-cash stock award compensation of $18,000 due to the granting of additional stock options in 2008 and restricted stock awards in August 2008 and March 2009, and an increase in base salary for three of our executive officers. The decrease in interest expense was attributable to a decrease in market interest rates during the first quarter of 2009 and a decrease in weighted average borrowings outstanding, which were approximately $151.2 million during the three months ended March 31, 2009, as compared to $152.7 million during the three months ended March 31, 2008. Such borrowings historically were used primarily to fund investments. The decrease in general and administrative expenses is primarily the result of reduced travel and investor relations expenses. The increase in professional fees expense is primarily due to additional legal fees we incurred in 2009.
     Realized Gain (Loss) on Sale of Investments
     Net realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. During the three months ended March 31, 2009, we realized a loss of $11.6 million due to the permanent impairment of loans to one of our portfolio companies. During the three months ended March 31, 2008, we sold one investment in which we realized a loss of $90,000.
     Net Change in Unrealized Appreciation or Depreciation on Investments
     Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. During the three months ended March 31, 2009 and 2008, we recorded net unrealized depreciation of $4.2 million and $9.9 million, respectively, on our investments. The unrealized depreciation in 2009 is net of an adjustment to reverse unrealized depreciation due to the permanent impairment of loans to one of our portfolio companies in connection with which we recognized a realized loss of $11.6 million. For 2009, our net unrealized depreciation consists of the following: approximately $417,000 of unrealized depreciation resulted from the decrease in quoted market prices on our syndicated loan portfolio as a result of the disruption in the credit markets for broadly syndicated loans; approximately $4.5 million resulted from a decline in the financial performance of our portfolio companies; offset by approximately $770,000 of unrealized appreciation which resulted from SFAS No. 157.

     Net Unrealized Depreciation on Interest Rate Swaps
     Net unrealized appreciation (depreciation) on interest rate swaps represents the change in value of the swap agreements. For the three months ended March 31, 2009 and 2008, we recorded unrealized appreciation (depreciation) of approximately $183,000 and ($753,000), respectively, on our interest rate swap agreements. The 2008 unrealized depreciation in the value of our interest rate swap agreements resulted from the volatility and corresponding reduction in variable interest rates during the period.
     Net Loss
     Net loss was $10.5 million for the quarter ended March 31, 2009 as compared to a net loss of $3.9 million for the quarter ended March 31, 2008. The net loss for the three months ended March 31, 2009 principally related to realized loss of $11.6 million on our investments, unrealized depreciation of $4.2 million on our investments, which was partially offset by unrealized appreciation of $183,000 on our interest rate swap agreements.
Financial Condition, Liquidity and Capital Resources
Cash, Cash Equivalents and Restricted Cash
     At March 31, 2009 and December 31, 2008, we had $14.2 million and $6.4 million, respectively, in cash and cash equivalents. In addition, at March 31, 2009 and December 31, 2008, we had $15.8 million and $22.2 million, respectively, in restricted cash which we maintained in accordance with the terms of our Amended Securitization Facility. A portion of the December 31, 2008 funds were released or available to us on January 12, 2009. Due to the termination event under the Amended Securitization Facility on April 3, 2009, a portion of the March 31, 2009 funds, which would have been released to us on April 13, 2009, were instead used to reduce the outstanding borrowings under our Amended Securitization Facility. As a result, any future funds that get released under the Amended Securitization Facility will be used to reduce outstanding borrowings until fully repaid. On May 8, 2009, $142.9 million was outstanding under the Amended Securitization Facility.
     For the three months ended March 31, 2009, net cash provided by operating activities totaled $2.9 million, compared to net cash provided by operating activities of $3.2 million for the comparable 2008 period. This change was due primarily to a increase in net loss, a decrease in interest receivable, an increase in unrealized depreciation on investments, an increase in unrealized appreciation on swaps, and an decrease in unearned income. Those amounts were offset by a decrease in realized loss on investments, and a decrease in PIK interest and dividends. Cash provided by investing activities totaled $8.4 million and $24.6 million for the three months ended March 31, 2009 and 2008, respectively. This change was principally due to lower investment origination in the amount of $1.1 million, and lower loan repayments and amortization of $6.9 million, and a decrease in investment sales of $10.3 million during the first quarter of 2009. Cash used for financing activities totaled $3.5 million and $27.3 million in the three months ended March 31, 2009 and 2008, respectively. This change was principally due to a net decrease of $16.9 million in our net borrowings and a decrease of $1.9 million in dividends paid, both of which were offset by an increase in restricted cash in the amount of $4.9 million.
Liquidity and Capital Resources
     We have historically relied on cash generated from our operations and debt and equity financings to fund our business. We primarily used these funds to make investments in portfolio companies in accordance with our investment objective, to pay our operating expenses and to make cash distributions to the holders of our common stock. However, since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached unprecedented levels in late 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. In particular, the financial services sector has been negatively impacted by significant write-offs related to sub-prime mortgages and the re-pricing of credit risk. These events have significantly diminished overall confidence in the debt and equity markets and caused increasing economic uncertainty. This reduced confidence and uncertainty has severely hampered our ability to obtain equity and debt financing.
     As a result of this turmoil in the financial markets and our greatly diminished access to equity and debt financing, we had previously taken a number of steps to help improve the availability of liquidity, including:
•	curtailing our investment originations;

•	reducing our operating expenses;

•	obtaining stockholder approval at our 2008 annual meeting of stockholders to sell shares of our common stock below the then current net asset value per share in one or more offerings for a period of one year ending on June 17, 2009; and

•	delaying the payment of our 2009 dividends to our stockholders.

     However, in light of the termination event which occurred under the Amended Securitization Facility on April 3, 2009, we can no longer make additional advances under the facility and must use all principal, interest and fees collected from the debt investments secured by the facility to pay down amounts outstanding under the facility by April 3, 2011. Because substantially all of our debt investments are secured by our Amended Securitization Facility, we cannot provide any assurance that we will have sufficient cash and liquid assets to fund our operations and dividend distributions to our stockholders. We are in active discussions with the facility lenders to seek relief from certain of the terms of the facility, including the requirement under the facility that we use all principal, interest and fees collected from the debt investments secured by the facility to pay down amounts outstanding under the facility by April 3, 2011. Moreover, even if we are successful in seeking relief from the lenders of the facility, our ability to operate our business in the manner in which we have historically operated will be constrained until our ability to access the debt and equity capital markets improves. In this regard, because our common stock has traded at a price significantly below our current net asset value per share over the last several months and we are limited in our ability to sell our common stock at a price below net asset value per share without first obtaining stockholder approval (which approval we are not seeking at our 2009 annual meeting of stockholders), we may continue to be limited in our ability to raise equity capital. In addition, as a business development company, we generally are required to meet a coverage ratio of total assets less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. As of March 31, 2009, this ratio was 208%. As a result, we are also currently evaluating other financing and/or strategic alternatives, including possible debt or equity financing, acquisition or disposition of assets, and other strategic transactions.
Borrowings
     Securitization Revolving Credit Facility. On September 18, 2006, we, through a consolidated wholly-owned bankruptcy remote, special purpose subsidiary, entered into an amended and restated securitization revolving credit facility (the “Securitization Facility”) with an entity affiliated with BMO Capital Markets Corp. (formerly known as Harris Nesbitt Corp.). The Securitization Facility allowed the special purpose subsidiary to borrow up to $140 million through the issuance of notes to a multi-seller commercial paper conduit administered by the affiliated entity. The Securitization Facility also required bank liquidity commitments (the “Liquidity Facility”) to provide liquidity support to the conduit. The Liquidity Facility was provided by the lender that participated in the Securitization Facility for a period of 364-days and was renewable annually thereafter at the option of the lender. On May 2, 2007, we amended the Securitization Facility to lower the interest rate payable on any outstanding borrowings under the Securitization Facility from the commercial paper rate plus 1.35% to the commercial paper rate plus 1.00% during the period of time the Company was permitted to make draws under the Securitization Facility. The amendment also reduced or eliminated certain restrictions pertaining to certain loan covenants. On August 31, 2007, we amended the Securitization Facility to increase our borrowing capacity thereunder by $35 million. The amendment also extended the commitment termination date from July 23, 2009 to July 22, 2010 and reduced or eliminated certain restrictions pertaining to certain loan covenants. The Securitization Facility provided for the payment by us to the lender of a monthly fee equal to 0.25% per annum on the unused amount of the Securitization Facility.
     On April 11, 2008, we entered into the Amended Securitization Facility with an entity affiliated with BMO Capital Markets Corp. and Branch Banking and Trust Company (the “Lenders”). The Amended Securitization Facility amended and restated the Securitization Facility to, among other things: (i) increase the borrowing capacity from $175 million to $225 million; (ii) extend the maturity date from July 22, 2010 to April 11, 2011 (unless extended prior to such date for an additional 364-day period with the consent of the lenders thereto); (iii) increase the interest rate payable under the facility from the commercial paper rate plus 1.00% to the commercial paper rate plus 1.75% on up to $175 million of outstanding borrowings and the LIBOR rate plus 1.75% on up to $50 million of outstanding borrowings; and (iv) increase the unused commitment fee from 0.25% per annum to 0.30% per annum.
     Similar to the Securitization Facility, the Amended Securitization Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. These restrictions could have affected the amount of notes our special purpose subsidiary could issue from time to time. The Amended Securitization Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could have resulted in the early termination of the Amended Securitization Facility. The Amended Securitization Facility also requires the maintenance of the Liquidity Facility. The Liquidity Facility was provided by the Lenders that participate in the Securitization Facility for a period of 364-days and was renewable annually thereafter at the option of the lenders. The Liquidity Facility was scheduled to be renewed in April 2009. The Amended Securitization Facility is secured by all of the loans held by the Company’s special purpose subsidiary.

     On April 3, 2009, a termination event occurred under the Amended Securitization Facility due to the amount of our advances outstanding under the facility exceeding the maximum availability under the facility for more than three consecutive business days. The maximum availability under the facility is determined by, among other things, the fair market value of all eligible loans serving as collateral under the facility. Because the fair market value of certain eligible loans decreased at December 31, 2008, our advances outstanding under the facility exceeded the maximum availability under the facility. This determination was made in connection with the delivery of a borrowing base report to the facility lenders on March 31, 2009. As of such date, we had $157.6 million outstanding under the facility. As a result of the occurrence of the termination event under the facility, we can no longer make additional advances under the facility. Also, the interest rate payable under the Amended Securitization Facility increased from the commercial paper rate plus 1.75% to the prime rate plus 2%. In addition, the terms of the facility require that all principal, interest and fees collected from the debt investments secured by the facility must be used to pay down amounts outstanding under the facility within 24 months following the date of the termination event. The facility also permits the lenders, upon notice to us, to accelerate amounts outstanding under the facility and exercise other rights and remedies provided by the facility, including the right to sell the collateral under the facility. To date, we have not received any such notice from the lenders. Furthermore, we are in active discussions with the facility lenders to seek relief from certain of the terms of the facility, including the requirement under the facility that we use all principal, interest and fees collected from the debt investments secured by the facility to pay down amounts outstanding under the facility within 24 months following the date of the termination event. However, we cannot provide any assurance that the lenders will agree to provide us any relief from any terms of the facility. As a result, we are also currently evaluating other financing and/or strategic alternatives, including possible debt or equity financing, acquisition or disposition of assets, and other strategic transactions.
     At March 31, 2009, $157.6 million was outstanding under the Amended Securitization Facility. At March 31, 2009, the interest rate payable on amounts outstanding under the Amended Securitization Facility was 2.2% and increased to 5.25% on April 3, 2009.
     Since 2006, the Company, through our special purpose subsidiary, entered into eight interest rate swap agreements. The swap agreements have a fixed rate range of 3.3% to 5.2% on an initial notional amount of $53.6 million. The swap agreements generally expire up to five years from issuance. The swaps were put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. For the three months ended March 31, 2009 and 2008, net unrealized appreciation (depreciation) attributed to the swaps were approximately $183,000 and ($753,000), respectively. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower rates with respect to the outstanding borrowings.
Regulated Investment Company Status and Dividends
     Effective August 1, 2005, the Company elected to be treated as a RIC under Subchapter M of the Code. As long as we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis. In light of the matters described above regarding the Amended Securitization Facility, we may not be able to continue to qualify as a RIC. However, we intend to take all steps possible to maintain our RIC tax status.
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
     We may not be able to achieve operating results that will allow us to make distributions at a specific level, if at all. As a result of the termination event that occurred under the Amended Securitization Facility on April 3, 2009, we are required to dedicate a significant portion of our operating cash flow to repay the principal amount outstanding under the Amended Securitization Facility by April 2011. As a result, we may be required to severely limit or otherwise cease making cash distributions to our stockholders. If we do not distribute at least a certain percentage of our taxable income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure stockholders that they will receive any distributions or distributions at a particular level. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act.

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
Going Concern
     A fundamental principle of the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis unless we intend to liquidate or have no other alternative but to liquidate. As a result of the termination event that occurred under the Amended Securitization Facility, we can no longer make additional advances under the facility. In addition, the terms of the facility require that all principal, interest and fees collected from the debt investments secured by the facility must be used to pay down amounts outstanding under the facility within 24 months following the date of the termination event. The facility also permits the lenders, upon notice to us, to accelerate amounts outstanding under the facility and exercise other rights and remedies provided by the facility, including the right to sell the collateral under the facility. We have not received any such notice from the lenders. Furthermore, we are in active discussions with the facility lenders to seek relief from certain of the terms of the facility, including the requirement under the facility that we use all principal, interest and fees collected from the debt investments secured by the facility to pay down amounts outstanding under the facility within 24 months following the date of the termination event. While we have prepared our consolidated financial statements on a going concern basis, if we are unable to obtain relief from certain terms of the facility, our ability to continue as a going concern may be severely impacted. Therefore, we may not be able to realize our assets and settle our liabilities in the ordinary course of business. Our consolidated financial statements included in this quarterly report on Form 10-Q do not reflect any adjustments that might specifically result from the outcome of this uncertainty.
Valuation of Portfolio Investments
     The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.
     Under SFAS No. 157, we principally utilize the market approach to estimate the fair value of our investments where there is not a readily available market and we also utilize the income approach to estimate the fair value of our debt investments. Under the market approach, we estimate the enterprise value of the portfolio companies in which we invest. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. We generally require portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically, private companies are valued based on multiples of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), cash flows, net income, revenues, or in limited cases, book value.
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
     The fair value of our investments at March 31, 2009, and December 31, 2008 was determined in good faith by our board of directors. Duff & Phelps, LLC, an independent valuation firm (“Duff & Phelps”), provided third party valuation consulting services to us which consisted of certain mutually agreed upon limited procedures that we engaged them to perform. At March 31, 2009 and at December 31, 2008, we asked Duff & Phelps to perform the limited procedures on investments in 9 and 12 portfolio companies, respectively, comprising approximately 27% and 38% of the total investments at fair value, respectively. Upon completion of their limited procedures, Duff & Phelps concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable. Our Board of Directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process.

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
Payment-in-Kind or PIK Interest and Dividends
     We include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind or PIK interest or dividends, which represents either contractually deferred interest added to the loan balance that is generally due at the end of the loan term or contractually deferred dividends added to our equity investment in the portfolio company. We will cease accruing PIK interest if we do not expect the portfolio company to be able to pay all principal and interest due, and we will cease accruing PIK dividends if we do not expect the portfolio company to be able to make PIK dividend payments in the future. In certain cases, a portfolio company makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a portfolio company’s loan can increase while the total outstanding amount of the loan to that portfolio company may stay the same or decrease. Accrued PIK interest and dividends represented $6.4 million or 2.1% of our portfolio of investments at fair value as of March 31, 2009 and $6.6 million or 2.0% of our portfolio of investments at fair value as of December 31, 2008. The net increase in loan and equity balances as a result of contracted PIK arrangements are separately identified on our statements of cash flows.
     PIK related activity for the three months ended March 31, 2009 was as follows:

Three Months Ended
March 31, 2009
Beginning PIK balance	$6,605,194
PIK interest and dividends earned during the period	1,087,159
PIK write-off (1)	(1,110,041)
PIK receipts during the period	(214,045)

Ending PIK balance	$6,368,267

(1)	Write-off is the result of the permanent impairment of loans to one of our portfolio companies.
Interest and Dividend Income Recognition
     Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. When a loan or debt security becomes 90 days or more past due, or if we otherwise do not expect the debtor to be able to service its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. At March 31, 2009 and December 31, 2008, we had loans from four and three, respectively, of our portfolio companies on non-accrual status.
     Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are expected to be collected. Dividend income on equity securities is recorded on the record date for private companies and the ex-dividend date for publicly traded companies.
Off-Balance Sheet Arrangements
     We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. We attempt to limit our credit risk by conducting extensive due diligence, negotiating appropriate financial covenants and obtaining collateral where necessary. As of March 31, 2009, we had unused commitments to extend credit to our portfolio companies of $22.0 million, which are not reflected on our balance sheet. Since April 3, 2009, the date of the termination event under the Amended Securitization Facility, we have funded revolver draws under our outstanding commitments. We are currently in negotiation with the Lenders to have eligible revolver draws, which are requests on loans that secure the Amended Securitization Facility, funded by the Lenders going forward. Ineligible revolver draw requests, those requests on loans outside of the Amended Securitization Facility, will not be funded by the Lenders. We may not have the ability to fund the ineligible revolver draw requests in the future or eligible revolver draw requests if the Lenders refuse to accommodate this request.

     In connection with our Amended Securitization Facility, our consolidated special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions. We have agreed to guarantee the payment of certain swap breakage costs that may be payable by our special purpose subsidiary in connection with any such interest rate swap agreements or other interest rate hedging transactions. At March 31, 2009, we had eight such agreements.
Contractual Obligations
     As of March 31, 2009, we had $157.6 million outstanding under the Amended Securitization Facility. On April 3, 2009, a termination event occurred under the Amended Securitization Facility due to the amount of our advances outstanding under the facility exceeding the maximum availability under the facility for more than three consecutive business days. The maximum availability under the facility is determined by, among other things, the fair market value of all eligible loans serving as collateral under the facility. Because the fair market value of certain eligible loans decreased at December 31, 2008, our advances outstanding under the facility exceeded the maximum availability under the facility. This determination was made in connection with the delivery of a borrowing base report to the facility lenders on March 31, 2009. As a result of the occurrence of the termination event under the facility, we can no longer make additional advances under the facility. Also, the interest rate payable under the Amended Securitization Facility increased from the commercial paper rate plus 1.75% to the prime rate plus 2%. In addition, the terms of the facility require that all principal, interest and fees collected from the debt investments secured by the facility must be used to pay down amounts outstanding under the facility within 24 months following the date of the termination event. The facility also permits the lenders, upon notice to us, to accelerate amounts outstanding under the facility and exercise other rights and remedies provided by the facility, including the right to sell the collateral under the facility. To date, we have not received any such notice from the lenders. Furthermore, we are in active discussions with the facility lenders to seek relief from certain of the terms of the facility, including the requirement under the facility that we use all principal, interest and fees collected from the debt investments secured by the facility to pay down amounts outstanding under the facility within 24 months following the date of the termination event. However, we cannot provide any assurance that the lenders will agree to provide us any relief from any terms of the facility. As a result, we are also currently evaluating other financing and/or strategic alternatives, including possible debt or equity financing, acquisition or disposition of assets, and other strategic transactions. At March 31, 2009, the interest rate under the Amended Securitization Facility was 2.2% and increased to 5.25% on April 3, 2009.
     On August 11, 2005, we entered into a lease agreement for office space expiring on January 15, 2011. Future minimum lease payments due under the office lease and for certain office equipment are as follows: remainder of 2009 — $181,000; 2010 — $247,000; 2011 — $21,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There has been no material change in quantitative and qualitative disclosures about market risks since December 31, 2008.
Item 4. Controls and Procedures
(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

(b)	There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors
     Except as noted below, there were no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2008.
An event of termination occurred under our Amended Securitization Facility which allows our lenders to accelerate repayment of the outstanding obligations under the facility and exercise other rights and remedies provided by the Amended Securitization Facility, including the right to sell the collateral under the Amended Securitization Facility.
     On April 3, 2009, a termination event occurred under our Amended Securitization Facility. As a result of the occurrence of the termination event under the Amended Securitization Facility, we can no longer make additional advances under the Amended Securitization Facility. In addition, the interest rate payable under the Amended Securitization Facility increased from the commercial paper rate plus 1.75% to the prime rate plus 2%. Also, the terms of the Amended Securitization Facility require that all principal, interest and fees collected from the debt investments secured by the Amended Securitization Facility must be used to pay down amounts outstanding under the Amended Securitization Facility within 24 months following the date of the termination event. The Amended Securitization Facility also permits the lenders, upon notice to us, to accelerate amounts outstanding under the Amended Securitization Facility and exercise other rights and remedies provided by the Amended Securitization Facility, including the right to sell the collateral under the Amended Securitization Facility. As of the date hereof, we have not received any such notice from the lenders; however, there can be no assurance that they will not accelerate repayment in the future. We do not have sufficient cash resources to repay these obligations should the lenders accelerate these obligations. Acceleration of the amounts outstanding under the Amended Securitization Facility could have a material adverse impact on our liquidity, financial condition and operations.
     While we are in active discussions with the Amended Securitization Facility lenders to seek relief from certain of the terms of the Amended Securitization Facility, including the requirement under the Amended Securitization Facility that we use all principal, interest and fees collected from the debt investments secured by the Amended Securitization Facility to pay down amounts outstanding under the Amended Securitization Facility by April 3, 2011, we cannot provide any assurance that the lenders will agree to provide us any relief from any terms of the Amended Securitization Facility. As a result, we are also currently evaluating other financing and/or strategic alternatives, including possible debt or equity financing, acquisition or disposition of assets, and other strategic transactions. There can be no assurance that the actions we are presently taking with respect to the matters described above will be successful.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ended March 31, 2009, we issued 123,000 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $364,000.
Item 3. Defaults Upon Senior Securities
For a detailed discussion of a termination event that occurred under the Amended Securitization Facility, please see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of this Form 10-Q and the Form 8-K that we filed with the SEC on April 7, 2009.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2009.

PATRIOT CAPITAL FUNDING, INC.

By:	/s/ Richard P. Buckanavage Richard P. Buckanavage
Chief Executive Officer and President

By:	/s/ William E. Alvarez, Jr. William E. Alvarez, Jr.
Executive Vice President, Chief
Financial Officer and Secretary