Form 10-Q
period 2009-06-30
Patriot Capital Funding, Inc.
filed 2009-08-14
CIK 1321560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of August 13, 2009 was 20,950,501.

PATRIOT CAPITAL FUNDING, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Patriot Capital Funding, Inc.
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Investments at fair value:
Non-control/non-affiliate investments (cost of $227,017,180 - 2009, $269,577,008 - 2008)	$212,853,296	$240,486,620
Affiliate investments (cost of $52,239,570 - 2009, $53,129,533 - 2008)	47,373,445	51,457,082
Control investments (cost of $65,124,177 - 2009, $43,192,484 - 2008)	23,702,496	30,427,046

Total investments	283,929,237	322,370,748
Cash and cash equivalents	8,149,781	6,449,454
Restricted cash	7,828,784	22,155,073
Interest receivable	1,151,347	1,390,285
Other assets	1,481,020	1,897,086

TOTAL ASSETS	$302,540,169	$354,262,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Borrowings	$137,365,363	$162,600,000
Interest payable	847,164	514,125
Dividends payable	—	5,253,709
Accounts payable, accrued expenses and other	3,831,998	5,777,642

TOTAL LIABILITIES	142,044,525	174,145,476

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 20,950,501 and 20,827,334 shares issued and outstanding at June 30, 2009, and December 31, 2008, respectively	209,506	208,274
Paid-in capital	235,163,868	234,385,063
Accumulated net investment income (loss)	3,949,409	(1,912,061)
Distributions in excess of net investment income	—	(1,758,877)
Net realized loss on investments	(16,067,426)	(4,053,953)
Net unrealized depreciation on interest rate swaps	(2,235,647)	(3,097,384)
Net unrealized depreciation on investments	(60,524,066)	(43,653,892)

TOTAL STOCKHOLDERS’ EQUITY	160,495,644	180,117,170

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$302,540,169	$354,262,646

NET ASSET VALUE PER COMMON SHARE	$7.66	$8.65

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
INVESTMENT INCOME
Interest and dividends:
Non-control/non-affiliate investments	$6,248,628	$7,133,671	$12,439,390	$15,432,004
Affiliate investments	1,407,606	2,498,499	2,739,165	5,012,922
Control investments	113,447	499,659	950,077	678,125

Total interest and dividend income	7,769,681	10,131,829	16,128,632	21,123,051

Fees:
Non-control/non-affiliate investments	137,100	69,389	247,817	238,086
Affiliate investments	116,835	37,787	138,723	76,448
Control investments	33,613	35,000	68,158	41,250

Total fee income	287,548	142,176	454,698	355,784

Other investment income:
Non-control/non-affiliate investments	—	242,388	8,804	282,243
Control investments	—	138,026	—	138,026

Total other investment income	—	380,414	8,804	420,269

Total Investment Income	8,057,229	10,654,419	16,592,134	21,899,104

EXPENSES
Compensation expense	838,840	1,107,324	1,759,961	2,605,499
Interest expense	2,777,370	1,925,230	4,363,807	3,984,753
Professional fees	1,017,706	408,204	1,346,626	670,731
General and administrative expense	920,700	794,963	1,501,394	1,433,523

Total Expenses	5,554,616	4,235,721	8,971,788	8,694,506

Net Investment Income	2,502,613	6,418,698	7,620,346	13,204,598

NET REALIZED GAIN (LOSS) AND NET UNREALIZED APPRECIATION (DEPRECIATION)
Net realized gain (loss) on investments — non-control/non-affiliate	(412,709)	5,783	(412,709)	(83,767)
Net realized loss on investments — control	—	(350,000)	(11,600,764)	(350,000)
Net unrealized depreciation on investments - non-control/non-affiliate	(4,966,838)	(2,218,615)	(4,957,308)	(8,629,899)
Net unrealized depreciation on investments — affiliate	(1,682,348)	(3,070,018)	(3,193,649)	(5,662,008)
Net unrealized appreciation (depreciation) on investments — control	(6,064,547)	1,920,398	(8,719,217)	1,072,398
Net unrealized appreciation on interest rate swaps	678,888	969,634	861,737	216,783

Net Realized Gain (Loss) and Net Unrealized Appreciation (Depreciation)	(12,447,554)	(2,742,818)	(28,021,910)	(13,436,493)

NET INCOME (LOSS)	$(9,944,941)	$3,675,880	$(20,401,564)	$(231,895)

Earnings (loss) per share, basic and diluted	$(0.47)	$0.18	$(0.97)	$(0.01)

Weighted average shares outstanding, basic and diluted	20,950,501	20,693,337	20,940,294	20,671,896

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Operations:
Net investment income	$7,620,346	$13,204,598
Net realized loss on investments	(12,013,473)	(433,767)
Net unrealized depreciation on investments	(16,870,174)	(13,219,509)
Net unrealized appreciation on interest rate swaps	861,737	216,783

Net decrease in net assets from operations	(20,401,564)	(231,895)

Stockholder transactions:
Distributions to stockholders from net investment income	—	(13,204,598)
Distributions in excess of net investment income	—	(441,872)

Net decrease in net assets from stockholder distributions	—	(13,646,470)

Capital share transactions:
Common stock listing fees	—	(23,585)
Issuance of common stock under dividend reinvestment plan	359,500	540,064
Stock option compensation	420,538	385,828

Net increase in net assets from capital share transactions	780,038	902,307

Total decrease in net assets	(19,621,526)	(12,976,058)

Net assets at beginning of period	180,117,170	221,597,684

Net assets at end of period	$160,495,644	$208,621,626

Net asset value per common share	$7.66	$10.08

Common shares outstanding at end of period	20,950,501	20,702,485

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,401,564)	$(231,895)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	328,351	268,963
Change in interest receivable	238,938	401,391
Realized loss on sale of investments	12,013,473	433,767
Unrealized depreciation on investments	16,870,174	13,219,509
Unrealized appreciation on interest rate swaps	(861,737)	(216,783)
Payment-in-kind interest and dividends	(2,218,782)	(2,899,860)
Stock-based compensation expense	420,538	385,828
Change in unearned income	(443,572)	(633,242)
Change in interest payable	333,039	(353,126)
Change in other assets	87,716	(17,370)
Change in accounts payable, accrued expenses and other	(1,083,907)	(1,713,757)

Net cash provided by operating activities	5,282,667	8,643,425

CASH FLOWS FROM INVESTING ACTIVITIES:
Funded investments	(10,273,464)	(9,691,406)
Principal repayments on investments	21,116,671	51,532,552
Proceeds from sale of investments	1,377,011	10,353,733
Purchases of furniture and equipment	—	(6,295)

Net cash provided by investing activities	12,220,218	52,188,584

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	7,500,000	9,052,500
Repayments on borrowings	(32,734,637)	(57,852,500)
Common stock listing fees	—	(23,585)
Dividends paid	(4,894,210)	(13,089,236)
Deferred offering costs	—	(98,860)
Deferred financing costs	—	(1,030,972)
Decrease in restricted cash	14,326,289	2,523,926

Net cash used for financing activities	(15,802,558)	(60,518,727)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,700,327	313,282

CASH AND CASH EQUIVALENTS AT:
Beginning of Period	6,449,454	789,451

End of Period	$8,149,781	$1,102,733

Supplemental information:
Interest paid	$3,767,312	$4,337,879

Non-cash investing activities:
Conversion of debt to equity	$—	$5,159,567

Non-cash financing activities:
Dividends reinvested in common stock	$359,500	$540,064
Dividends declared but not paid	—	6,831,820

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Schedule of Investments
June 30, 2009
(unaudited)

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Control investments:

Aylward Enterprises, LLC (5) (Machinery)	Manufacturer of packaging equipment	Revolving Line of Credit (5.3%, Due 2/12) (3)	$4,000,000	$3,955,707	$3,955,707

		Senior Secured Term Loan A (6.0%, Due 2/12) (3)	8,085,938	8,019,598	411,398

		Senior Subordinated Debt (22.0%, Due 8/12) (2)	7,731,663	6,747,301	—

		Subordinated Member Note (8.0%, Due 2/13) (2)	157,683	148,491	—

		Membership Interest (1,250,000 units) (4)		1,250,000	—

Encore Legal Solutions, Inc. (Printing & Publishing)	Legal document management services	Junior Secured Term Loan A (11.0%, Due 12/10) (2) (3)	4,082,915	4,020,456	3,081,250

		Junior Secured Term Loan B (14.0%, Due 12/10) (2) (3)	7,644,318	7,390,687	—

		Common Stock (20,000 shares)(4)		5,159,567	—

Fischbein, LLC (Machinery)	Designer and manufacturer of packaging equipment	Senior Subordinated Debt (16.5%, Due 5/13) (2) (3)	3,572,977	3,553,859	3,541,760

		Membership Interest - Class A (2,800,000 units) (4)		2,800,000	2,984,400

L.A. Spas, Inc. (Chemicals, Plastics & Rubber)	Manufacturer of above ground spas	Revolving Line of Credit (8.8%, Due 12/09) (3)	1,175,000	1,175,000	—

		Senior Secured Term Loan (8.8%, Due 12/09) (3) Charge-off of cost of impaired loan (7)	4,165,430	4,092,364 (3,693,230)	— —

		Senior Subordinated Debt (17.5%, Due 1/10) (2) (3) Charge-off of cost of impaired loan (7)	8,132,897	7,907,534 (7,907,534)	— —

		Common Stock (1,125,000 shares) (4)		188	—

		Common Stock Warrants (13,828 warrants) (4)		5,000	—

Nupla Corporation (Home & Office Furnishings, Housewares & Durable Consumer Products)	Manufacturer and marketer of professional high-grade fiberglass-handled striking and digging tools	Revolving Line of Credit (9.3%, Due 9/12) (3)	1,093,276	1,081,546	1,081,546

		Senior Secured Term Loan A (10.0%, Due 9/12) (3)	5,139,064	5,105,570	5,105,570

		Senior Subordinated Debt (15.0%, Due 3/13) (2) (3)	3,162,122	3,142,795	1,105,556

		Preferred Stock Class A (475 shares) (2)		564,638	—

		Preferred Stock Class B (1,045 shares) (2)		1,131,921	—

		Common Stock (1,140,584 shares) (4)		80,100	—

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Sidump’r Trailer Company, Inc. (Automobile)	Manufacturer of side dump trailers	Revolving Line of Credit (7.3%, Due 1/11) (3)	950,000	934,432	934,432

		Senior Secured Term Loan A (7.3%, Due 1/11) (3)	2,047,500	2,036,677	1,500,877

		Senior Secured Term Loan B (8.8%, Due 1/11) (3)	2,320,625	2,301,926	—

		Senior Secured Term Loan C (16.5%, Due 7/11) (2) (3)	2,578,751	2,253,829	—

		Senior Secured Term Loan D (7.3%, Due 7/11)	1,700,000	1,700,000	—

		Preferred Stock (49,635.5 shares) (2)		165,730	—

		Common Stock (64,050 shares) (4)		25	—

Total Control investments (represents 8.4% of total investments at fair value)				$65,124,177	$23,702,496

Affiliate investments:

Boxercraft Incorporated (Textiles & Leather)	Supplier of spiritwear and campus apparel	Revolving Line of Credit (9.0%, Due 9/13) (3)	$800,000	$777,090	$777,090

		Senior Secured Term Loan A (9.5%, Due 9/13) (3)	4,491,748	4,445,473	4,445,473

		Senior Secured Term Loan B (10.0%, Due 9/13) (3)	4,937,557	4,885,834	4,885,834

		Senior Secured Term Loan C (18.5%, Due 3/14) (2) (3)	6,775,232	6,714,635	6,714,635

		Preferred Stock (1,000,000 shares) (4)		1,080,000	699,800

		Common Stock (10,000 shares) (4)		100	—

KTPS Holdings, LLC (Textiles & Leather)	Manufacturer and distributor of specialty pet products	Revolving Line of Credit (11.3%, Due 1/12) (3)	1,500,000	1,488,972	1,488,972

		Senior Secured Term Loan A (11.3%, Due 1/12) (3)	3,863,606	3,828,779	3,828,779

		Senior Secured Term Loan B (12.0%, Due 1/12) (3)	455,000	450,967	450,967

		Senior Secured Term Loan C (18.0%, Due 3/12) (2) (3)	4,583,209	4,552,975	4,320,875

		Membership Interest - Class A (730.02 units) (4)		730,020	167,700

		Membership Interest - Common (199,795.08 units) (4)		—	—

Smart, LLC (5) (Diversified/Conglomerate Service)	Provider of tuition management services	Membership Interest - Class B (1,218 units) (4)		1,280,403	—

		Membership Interest - Class D (1 unit) (4)		290,333	—

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Sport Helmets Holdings, LLC (5) (Personal & Nondurable Consumer Products)	Manufacturer of protective headgear	Senior Secured Term Loan A (5.0%, Due 12/13) (3)	4,087,500	4,040,710	3,759,310

		Senior Secured Term Loan B (5.5%, Due 12/13) (3)	7,462,500	7,370,660	6,856,790

		Senior Subordinated Debt - Series A (15.0%, Due 6/14) (2) (3)	7,105,981	7,012,295	6,399,195

		Senior Subordinated Debt - Series B (15.0%, Due 6/14) (2)	1,290,324	1,290,324	1,179,025

		Common Stock (20,000 shares)(4)		2,000,000	1,399,000

Total Affiliate investments (represents 16.7% of total investments at fair value)				$52,239,570	$47,373,445

Non-control/non-affiliate investments:

ADAPCO, Inc. (Ecological)	Distributor of specialty chemicals and contract application services	Revolving Line of Credit (10.3%, Due 7/11) (3)	$1,800,000	$1,787,120	$1,787,120

		Senior Secured Term Loan A (10.3%, Due 6/11) (3)	7,678,125	7,642,739	7,642,739

		Common Stock (5,000 shares) (4)		500,000	158,500

Aircraft Fasteners International, LLC (Machinery)	Distributor of fasteners and related hardware for use in aerospace, electronics and defense industries	Senior Secured Term Loan (4.4%, Due 11/12) (3)	5,358,000	5,287,888	5,208,888

		Junior Secured Term Loan (14.0%, Due 5/13) (2) (3)	5,359,740	5,303,580	5,303,580

		Convertible Preferred Stock (32,000 shares) (2)		234,924	435,600

Allied Defense Group, Inc. (Aerospace & Defense)	Diversified defense company	Common Stock (4,000 shares) (4)		463,168	123,200

Arrowhead General Insurance Agency, Inc. (6) (Insurance)	Insurance agency and program specialist	Junior Secured Term Loan (12.8%, Due 2/13) (2) (3)	5,012,842	5,012,842	4,699,639

Borga, Inc. (Mining, Steel, Iron & Nonprecious Metals)	Manufacturer of pre-fabricated metal building systems	Revolving Line of Credit (8.0%, Due 5/10) (3)	800,000	796,199	796,199

		Senior Secured Term Loan B (11.5%, Due 5/10) (3)	1,623,728	1,611,597	1,611,597

		Senior Secured Term Loan C (19.0%, Due 5/10) (2) (3)	8,281,883	8,255,274	2,141,677

		Common Stock Warrants (33,750 warrants) (4)		16,828	—

Caleel + Hayden, LLC (5) (Personal & Nondurable Consumer Products)	Provider of proprietary branded professional skincare and cosmetic products to physicians and spa communities	Junior Secured Term Loan B (9.8%, Due 11/11) (3)	9,971,555	9,884,257	9,884,257

		Senior Subordinated Debt (16.5%, Due 11/12) (3)	6,250,000	6,197,779	6,260,279

		Common Stock (7,500 shares) (4)		750,000	536,500

		Options in Mineral Fusion Natural Brands, LLC (11,662 options) (4)		—	—

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

CS Operating, LLC (5) (Buildings & Real Estate)	Provider of maintenance, repair and replacement of HVAC, electrical, plumbing, and foundation repair	Revolving Line of Credit (8.0%, Due 1/13) (3)	200,000	195,448	195,448

		Senior Secured Term Loan A (6.8%, Due 7/12) (3)	1,642,564	1,624,813	1,624,813

		Senior Subordinated Debt (16.5%, Due 1/13) (2) (3)	2,699,741	2,672,682	2,672,682

Copernicus Group (Healthcare, Education & Childcare)	Provider of clinical trial review services	Revolving Line of Credit (8.8%, Due 10/13) (3)	150,000	132,771	132,771

		Senior Secured Term Loan A (8.8%, Due 10/13) (3)	7,631,250	7,523,944	7,523,944

		Senior Subordinated Debt (16.0%, Due 4/14) (3)	12,356,810	12,188,822	11,307,622

		Preferred Stock - Series A (1,000,000) (4)		1,000,000	799,900

Copperhead Chemical Company, Inc. (Chemicals, Plastics & Rubber)	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt (21.0%, Due 1/13) (2) (3)	3,806,647	3,781,610	3,781,610

Custom Direct, Inc. (6) (Printing & Publishing)	Direct marketer of checks and other financial products and services	Senior Secured Term Loan (3.3%, Due 12/13) (3)	1,838,011	1,614,297	1,424,459

		Junior Secured Term Loan (6.6%, Due 12/14) (3)	2,000,000	2,000,000	1,150,000

Dover Saddlery, Inc. (Retail Stores)	Equestrian products catalog retailer	Common Stock (30,974 shares) (4)		148,200	52,966

Employbridge Holding Company (5) (6) (Personal, Food & Miscellaneous Services)	A provider of specialized staffing services	Junior Secured Term Loan (9.3%, Due 10/13) (3)	3,000,000	3,000,000	—

EXL Acquisition Corp. (Electronics)	Manufacturer of lab testing supplies	Senior Secured Term Loan A (5.0%, Due 3/11) (3)	2,468,323	2,455,202	2,357,602

		Senior Secured Term Loan B (5.2%, Due 3/12) (3)	4,212,792	4,172,027	4,005,427

		Senior Secured Term Loan C (5.7%, Due 3/12) (3)	2,598,352	2,565,670	2,462,870

		Senior Secured Term Loan D (15.0%, Due 3/12) (3)	6,170,807	6,122,761	6,122,761

		Common Stock - Class A (2,475 shares) (4)		2,475	346,739

		Common Stock - Class B (25 shares) (2)		291,667	297,022

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Fairchild Industrial Products, Co. (Electronics)	Manufacturer of industrial controls and power transmission products	Senior Secured Term Loan A (3.6%, Due 7/10) (3)	1,386,330	1,379,347	1,379,347

		Senior Secured Term Loan B (5.4%, Due 1/11) (3)	4,351,250	4,329,951	4,329,951

		Senior Subordinated Debt (14.8%, Due 7/11) (3)	5,460,000	5,426,216	5,426,216

		Preferred Stock - Class A (378.4 shares) (2)		366,297	372,600

		Common Stock - Class B (27.5 shares) (4)		121,598	289,300

Hudson Products Holdings, Inc. (6) (Mining, Steel, Iron & Nonprecious Metals)	Manufactures and designs air-cooled heat exchanger equipment	Senior Secured Term Loan (8.0%, Due 8/15) (3)	7,443,750	7,241,237	6,773,813

Impact Products, LLC (Machinery)	Distributor of janitorial supplies	Junior Secured Term Loan (6.4%, Due 9/12) (3)	8,856,250	8,808,494	8,808,494

		Senior Subordinated Debt (15.0%, Due 9/12) (3)	5,547,993	5,521,880	5,521,880

Label Corp Holdings, Inc. (6) (Printing & Publishing)	Manufacturer of prime labels	Senior Secured Term Loan (8.0%, Due 8/14) (3)	6,451,250	6,167,519	5,669,255

LHC Holdings Corp. (Healthcare, Education & Childcare)	Provider of home healthcare services	Senior Secured Term Loan A (4.6%, Due 11/12) (3)	3,710,276	3,674,985	3,569,585

		Senior Subordinated Debt (14.5%, Due 5/13) (3)	4,565,000	4,523,264	4,523,264

		Membership Interest (125,000 units) (4)		125,000	184,800

Mac & Massey Holdings, LLC (Grocery)	Broker and distributor of ingredients to manufacturers of food products	Senior Subordinated Debt (15.8%, Due 2/13) (2) (3)	8,183,478	8,158,201	8,158,201

		Common Stock (250 shares) (4)		235,128	382,800

Northwestern Management Services, LLC (Healthcare, Education & Childcare)	Provider of dental services	Revolving Line of Credit (7.8%, Due 12/12) (3)	125,000	117,625	117,625

		Senior Secured Term Loan A (6.3%, Due 12/12) (3)	5,197,531	5,156,736	5,156,736

		Senior Secured Term Loan B (6.8%, Due 12/12) (3)	1,231,250	1,221,357	1,221,357

		Junior Secured Term Loan (17.0%, Due 6/13) (2) (3)	2,882,406	2,861,301	2,861,301

		Common Stock (500 shares) (4)		500,000	465,500

Prince Mineral Company, Inc. (Metals & Minerals)	Manufacturer of pigments	Junior Secured Term Loan (6.1%, Due 12/12) (3)	11,225,000	11,095,875	10,752,375

		Senior Subordinated Debt (14.0%, Due 7/13) (2) (3)	12,094,987	11,993,822	11,993,822

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Quartermaster, Inc. (Retail Stores)	Retailer of uniforms and tactical equipment to law enforcement and security professionals	Revolving Line of Credit (6.5%, Due 12/10) (3)	3,000,000	2,985,955	2,985,955

		Senior Secured Term Loan A (5.7%, Due 12/10) (3)	2,514,750	2,495,985	2,495,985

		Senior Secured Term Loan B (7.0%, Due 12/10) (3)	2,531,250	2,518,505	2,518,505

		Senior Secured Term Loan C (15.0%, Due 12/11) (2) (3)	3,451,292	3,431,302	3,431,302

R-O-M Corporation (Automobile)	Manufacturer of doors, ramps and bulk heads for fire trucks and food transportation	Senior Secured Term Loan A (3.1%, Due 2/13) (3)	6,040,000	5,993,933	5,696,433

		Senior Secured Term Loan B (4.6%, Due 5/13) (3)	8,336,250	8,255,898	7,845,298

		Senior Subordinated Debt (15.0%, Due 8/13) (3)	7,153,842	7,073,185	7,073,185

Total Non-control/non-affiliate investments (represents 74.9% of total investments at fair value)				$227,017,180	$212,853,296

Total Investments				$344,380,927	$283,929,237

(1)	Affiliate investments are generally defined under the Investment Company Act of 1940, as amended (the “1940 Act”), as companies in which the Company owns at least 5% but not more than 25% of the voting securities of the company. Control investments are generally defined under the 1940 Act as companies in which the Company owns more than 25% of the voting securities of the company or has greater than 50% representation on its board.

(2)	Amount includes payment-in-kind (PIK) interest or dividends.

(3)	Pledged as collateral under the Company’s Amended Securitization Facility. See Note 6 to Consolidated Financial Statements.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.

(6)	Syndicated investment which has been originated by another financial institution and broadly distributed.

(7)	All or a portion of the loan is considered permanently impaired and, accordingly, the charge-off of the principal balance has been recorded as a realized loss for financial reporting purposes.
See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.
Consolidated Schedule of Investments
December 31, 2008

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Control investments:

Encore Legal Solutions, Inc. (Printing & Publishing)	Legal document management services	Junior Secured Term Loan A (6.2%, Due 12/10) (2) (3)	$4,020,456	$4,007,366	$3,537,910

		Junior Secured Term Loan B (9.2%, Due 12/10) (2) (3)	7,390,687	7,355,975	6,492,888

		Common Stock (30,000 shares)(4)		5,159,567	326,900

Fischbein, LLC (Machinery)	Designer and manufacturer of packaging equipment	Senior Subordinated Debt (16.5%, Due 5/13) (2) (3)	3,492,760	3,471,147	3,540,987

		Membership Interest – Class A (2,800,000 units) (4)		2,800,000	3,876,000

Nupla Corporation (Home & Office Furnishings, Housewares & Durable Consumer Products)	Manufacturer and marketer of professional high-grade fiberglass-handled striking and digging tools	Revolving Line of Credit (7.3%, Due 9/12) (3)	870,000	856,425	856,425

		Senior Secured Term Loan A (8.0%, Due 9/12) (3)	5,354,688	5,315,741	5,166,852

		Senior Subordinated Debt (15.0%, Due 3/13) (2) (3)	3,123,084	3,102,059	2,192,375

		Preferred Stock Class A (475 shares) (2)		550,584	15,900

		Preferred Stock Class B (1,045 shares) (2)		1,101,001	1,101,500

		Common Stock (1,140,584 shares) (4)		80,000	—

Sidump’r Trailer Company, Inc. (Automobile)	Manufacturer of side dump trailers	Revolving Line of Credit (7.3%, Due 1/11) (3)	950,000	934,432	934,432

		Senior Secured Term Loan A (7.3%, Due 1/11) (3)	2,047,500	2,036,677	2,036,677

		Senior Secured Term Loan B (8.8%, Due 1/11) (3)	2,320,625	2,301,926	—

		Senior Secured Term Loan C (16.5%, Due 7/11) (2) (3)	2,406,374	2,253,829	—

		Senior Secured Term Loan D (7.3%, Due 7/11)	1,700,000	1,700,000	348,200

		Preferred Stock (49,635.5 shares) (2)		165,730	—

		Common Stock (64,050 shares) (4)		25	—

Total Control investments (represents 9.4% of total investments at fair value)				$43,192,484	$30,427,046

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Affiliate investments:

Boxercraft Incorporated (Textiles & Leather)	Supplier of spiritwear and campus apparel	Senior Secured Term Loan A (8.0%, Due 9/13) (3)	5,328,125	5,273,766	5,273,766

		Senior Secured Term Loan B (8.5%, Due 9/13) (3)	5,486,250	5,429,567	5,429,567

		Senior Subordinated Debt (16.8%, Due 3/14) (2) (3)	6,591,375	6,524,347	6,524,347

		Preferred Stock (1,000,000 shares) (4)		1,029,722	849,500

		Common Stock (10,000 shares) (4)		100	—

KTPS Holdings, LLC (Textiles & Leather)	Manufacturer and distributor of specialty pet products	Revolving Line of Credit (5.0%, Due 1/12) (3)	1,000,000	986,840	986,840

		Senior Secured Term Loan A (5.1%, Due 1/12) (3)	4,996,875	4,950,978	4,951,005

		Senior Secured Term Loan B (12.0%, Due 1/12) (3)	465,000	460,265	460,265

		Junior Secured Term Loan (15.0%, Due 3/12) (2) (3)	4,207,806	4,172,076	4,172,076

		Membership Interest – Class A (730.02 units) (4)		730,020	721,200

		Membership Interest – Common (199,795.08 units) (4)		—	—

Smart, LLC (5) (Diversified/Conglomerate Service)	Provider of tuition management services	Membership Interest – Class B (1,218 units) (4)		1,280,403	311,500

		Membership Interest – Class D (1 unit) (4)		290,333	312,000

Sport Helmets Holdings, LLC (5) (Personal & Nondurable Consumer Products)	Manufacturer of protective headgear	Senior Secured Term Loan A (5.9%, Due 12/13) (3)	4,500,000	4,445,614	4,282,314

		Senior Secured Term Loan B (6.4%, Due 12/13) (3)	7,500,000	7,400,148	7,128,048

		Senior Subordinated Debt - Series A (15.0%, Due 6/14) (2) (3)	7,000,000	6,896,866	6,896,866

		Senior Subordinated Debt - Series B (15.0%, Due 6/14) (2)	1,258,488	1,258,488	1,258,488

		Common Stock (20,000 shares)(4)		2,000,000	1,899,300

Total Affiliate investments (represents 16.0% of total investments at fair value)				$53,129,533	$51,457,082

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Non-control/non-affiliate investments:

ADAPCO, Inc. (Ecological)	Distributor of specialty chemicals and contract application services	Senior Secured Term Loan A (11.5%, Due 6/11) (3)	$8,103,125	$8,056,102	$8,056,102

		Common Stock (5,000 shares) (4)		500,000	108,800

Aircraft Fasteners International, LLC (Machinery)	Distributor of fasteners and related hardware for use in aerospace, electronics and defense industries	Senior Secured Term Loan (4.1%, Due 11/12) (3)	5,528,000	5,446,932	5,208,632

		Junior Secured Term Loan (14.0%, Due 5/13) (2) (3)	5,306,249	5,242,761	5,242,761

		Convertible Preferred Stock (32,500 shares) (2)		273,397	503,600

Allied Defense Group, Inc. (Aerospace & Defense)	Diversified defense company	Common Stock (4,000 shares) (4)		463,168	173,600

Arrowhead General Insurance Agency, Inc. (6) (Insurance)	Insurance agency and program specialist	Junior Secured Term Loan (7.7%, Due 2/13) (3)	5,000,000	5,000,000	4,048,200

Aylward Enterprises, LLC (5) (Machinery)	Manufacturer of packaging equipment	Revolving Line of Credit (10.0%, Due 2/12) (3)	$3,700,000	$3,647,158	$3,647,158

		Senior Secured Term Loan A (11.6%, Due 2/12) (3)	8,085,938	7,999,958	3,572,320

		Senior Subordinated Debt (22.0%, Due 8/12) (2)	7,328,591	6,747,301	—

		Subordinated Member Note (8.0%, Due 2/13) (2)	151,527	148,491	—

		Membership Interest (1,250,000 units) (4)		1,250,000	—

Borga, Inc. (Mining, Steel, Iron & Nonprecious Metals)	Manufacturer of pre-fabricated metal building systems	Revolving Line of Credit (4.9%, Due 5/10) (3)	800,000	793,950	793,950

		Senior Secured Term Loan A (5.4%, Due 5/09) (3)	328,116	325,903	325,903

		Senior Secured Term Loan B (8.4%, Due 5/10) (3)	1,635,341	1,617,095	1,617,095

		Senior Secured Term Loan C (16.0%, Due 5/10) (2) (3)	8,117,266	8,074,916	8,074,916

		Common Stock Warrants (33,750 warrants) (4)		14,805	—

Caleel + Hayden, LLC (5) (Personal & Nondurable Consumer Products)	Provider of proprietary branded professional skincare and cosmetic products to physicians and spa communities	Junior Secured Term Loan B (4.7%, Due 11/11) (3)	10,771,562	10,668,072	10,668,072

		Senior Subordinated Debt
		(14.5%, Due 11/12) (3)	6,250,000	6,190,008	6,252,608

		Common Stock (7,500 shares) (4)		750,000	862,100

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

CDW Corporation (6) (Electronics)	Direct marketer of computer and peripheral equipment	Senior Secured Term Loan (6.7%, Due 10/14)	2,000,000	1,780,924	920,000

CS Operating, LLC (5) (Buildings & Real Estate)	Provider of maintenance, repair and replacement of HVAC, electrical, plumbing, and foundation repair	Revolving Line of Credit (6.8%, Due 1/13) (3)	200,000	194,564	194,564

		Senior Secured Term Loan A (6.6%, Due 7/12) (3)	1,855,064	1,832,122	1,832,122

		Senior Subordinated Debt (16.5%, Due 1/13) (2) (3)	2,616,863	2,586,496	2,586,496

Copernicus Group (Healthcare, Education & Childcare)	Provider of clinical trial review services	Revolving Line of Credit (8.8%, Due 10/13) (3)	150,000	130,753	130,753

		Senior Secured Term Loan A (9.0%, Due 10/13) (3)	8,043,750	7,917,470	7,917,470

		Senior Subordinated Debt (16.0%, Due 4/14) (3)	12,112,000	11,926,408	11,926,408

		Preferred Stock – Series A (1,000,000 shares) (4)		1,000,000	1,033,000

Copperhead Chemical Company, Inc. (Chemicals, Plastics & Rubber)	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt (21.0%, Due 1/13) (2) (3)	3,693,195	3,664,655	3,664,655

Custom Direct, Inc. (6) (Printing & Publishing)	Direct marketer of checks and other financial products and services	Senior Secured Term Loan (4.2%, Due 12/13) (3)	1,847,386	1,603,118	1,330,100

		Junior Secured Term Loan (7.5%, Due 12/14) (3)	2,000,000	2,000,000	880,000

Dover Saddlery, Inc. (Retail Stores)	Equestrian products catalog retailer	Common Stock (30,974 shares) (4)		148,200	41,500

Employbridge Holding Company (5) (6) (Personal, Food & Miscellaneous Services)	A provider of specialized staffing services	Junior Secured Term Loan (10.4%, Due 10/13) (3)	3,000,000	3,000,000	1,050,000

EXL Acquisition Corp. (Electronics)	Manufacturer of lab testing supplies	Senior Secured Term Loan A (6.6%, Due 3/11) (3)	3,278,998	3,258,757	3,072,159

		Senior Secured Term Loan B (6.9%, Due 3/12) (3)	4,499,911	4,452,650	4,196,539

		Senior Secured Term Loan C (7.4%, Due 3/12) (3)	2,775,439	2,737,602	2,579,563

		Senior Secured Term Loan D (15.0%, Due 3/12) (3)	6,557,997	6,501,063	6,501,063

		Common Stock – Class A (2,475 shares) (4)		2,475	269,000

		Common Stock – Class B (25 shares) (2)		279,222	281,900

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Fairchild Industrial Products, Co. (Electronics)	Manufacturer of industrial controls and power transmission products	Senior Secured Term Loan A (5.8%, Due 7/10) (3)	1,690,402	1,678,459	1,652,157

		Senior Secured Term Loan B (7.7%, Due 1/11) (3)	4,477,500	4,448,975	4,379,475

		Senior Subordinated Debt (14.8%, Due 7/11) (3)	5,460,000	5,418,066	5,418,066

		Preferred Stock – Class A (378.4 shares) (2)		353,573	353,573

		Common Stock – Class B (27.5 shares) (4)		121,598	410,000

Hudson Products Holdings, Inc. (6) (Mining, Steel, Iron & Nonprecious Metals)	Manufactures and designs air-cooled heat exchanger equipment	Senior Secured Term Loan (8.0%, Due 8/15) (3)	7,481,250	7,265,876	6,433,900

Impact Products, LLC (Machinery)	Distributor of janitorial supplies	Junior Secured Term Loan (7.0%, Due 9/12) (3)	8,893,750	8,839,775	8,418,625

		Senior Subordinated Debt (15.0%, Due 9/12) (3)	5,547,993	5,517,791	5,517,791

Keltner Enterprises, LLC (5) (Oil & Gas)	Distributor of automotive oils, chemicals and parts	Senior Subordinated Debt (14.0%, Due 12/11) (3)	3,850,000	3,840,677	3,840,677

Label Corp Holdings, Inc. (6) (Printing & Publishing)	Manufacturer of prime labels	Senior Secured Term Loan (8.0%, Due 8/14) (3)	6,483,750	6,176,385	5,592,200

L.A. Spas, Inc. (Chemicals, Plastics & Rubber)	Manufacturer of above ground spas	Revolving Line of Credit (8.8%, Due 12/09) (3)	1,000,000	990,794	990,794

		Senior Secured Term Loan (8.8%, Due 12/09) (3)	4,165,430	4,092,364	4,092,364

		Senior Subordinated Debt (17.5%, Due 1/10) (2) (3)	8,011,600	7,907,534	599,193

		Common Stock (250,000 shares) (4)		100	—

		Common Stock Warrants (13,828 warrants) (4)		3,963	—

LHC Holdings Corp. (Healthcare, Education & Childcare)	Provider of home healthcare services	Senior Secured Term Loan A (4.5%, Due 11/12) (3)	4,100,403	4,057,774	3,927,171

		Senior Subordinated Debt (14.5%, Due 5/13) (3)	4,565,000	4,517,936	4,517,936

		Membership Interest (1,25,000 units) (4)		125,000	159,500

Mac & Massey Holdings, LLC (Grocery)	Broker and distributor of ingredients to manufacturers of food products	Senior Subordinated Debt (16.5%, Due 2/13) (2) (3)	7,942,142	7,913,369	7,913,369

		Common Stock (250 shares) (4)		242,820	365,200

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Northwestern Management Services, LLC (Healthcare, Education & Childcare)	Provider of dental services	Senior Secured Term Loan A (4.5%, Due 12/12) (3)	5,580,000	5,531,693	5,531,693

		Senior Secured Term Loan B (5.0%, Due 12/12) (3)	1,237,500	1,226,436	1,226,436

		Junior Secured Term Loan (15.0%, Due 6/13) (2) (3)	2,839,310	2,815,535	2,815,535

		Common Stock (500 shares) (4)		500,000	315,200

Prince Mineral Company, Inc. (Metals & Minerals)	Manufacturer of pigments	Junior Secured Term Loan (5.5%, Due 12/12) (3)	11,275,000	11,131,129	10,750,129

		Senior Subordinated Debt (14.0%, Due 7/13) (2) (3)	12,034,071	11,918,351	11,703,780

Quartermaster, Inc. (Retail Stores)	Retailer of uniforms and tactical equipment to law enforcement and security professionals	Revolving Line of Credit (6.7%, Due 12/10) (3)	1,750,000	1,731,275	1,731,275

		Senior Secured Term Loan A (6.8%, Due 12/10) (3)	3,225,250	3,197,369	3,197,369

		Senior Secured Term Loan B (8.1%, Due 12/10) (3)	2,543,750	2,526,377	2,526,377

		Senior Secured Term Loan C (15.0%, Due 12/11) (2) (3)	3,399,818	3,375,763	3,375,763

R-O-M Corporation (Automobile)	Manufacturer of doors, ramps and bulk heads for fire trucks and food transportation	Senior Secured Term Loan A (3.4%, Due 2/13) (3)	6,640,000	6,582,627	6,266,127

		Senior Secured Term Loan B (4.9%, Due 5/13) (3)	8,379,000	8,290,058	7,890,766

		Senior Subordinated Debt (15.0%, Due 8/13) (3)	9,100,000	9,011,070	9,011,070

Total Non-control/non-affiliate investments (represents 74.6% of total investments at fair value)				$269,577,008	$240,486,620

Total Investments				$365,899,025	$322,370,748

(1)	Affiliate investments are generally defined under the Investment Company Act of 1940, as amended (the “1940 Act”), as companies in which the Company owns at least 5% but not more than 25% of the voting securities of the company. Control investments are generally defined under the 1940 Act as companies in which the Company owns more than 25% of the voting securities of the company or has greater than 50% representation on its board.

(2)	Amount includes payment-in-kind (PIK) interest or dividends.

(3)	Pledged as collateral under the Company’s Amended Securitization Facility. See Note 6 to Consolidated Financial Statements.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.

(6)	Syndicated investment which has been originated by another financial institution and broadly distributed.
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
Note 2. Going Concern
The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, on April 3, 2009, a termination event occurred under the Company’s second amended and restated securitization revolving credit facility (the “Amended Securitization Facility”) with an entity affiliated with BMO Capital Markets Corp. and Branch Banking and Trust Company due to the amount of the Company’s advances outstanding under the Amended Securitization Facility exceeding the maximum availability under the Amended Securitization Facility for more than three consecutive business days. The maximum availability under the Amended Securitization Facility is determined by, among other things, the fair market value of all eligible loans serving as collateral under the Amended Securitization Facility. Because the fair market value of certain eligible loans decreased at December 31, 2008, the Company’s advances outstanding under the facility exceeded the maximum availability under the Amended Securitization Facility. This determination was made in connection with the delivery of a borrowing base report to the facility lenders on March 31, 2009, which disclosed that the Company was under-collateralized by approximately $9.8 million. As of such date, the Company had $157.6 million outstanding under the Amended Securitization Facility. On June 30, 2009 and August 7, 2009, $137.4 million and $115.7 million, respectively, were outstanding under the Amended Securitization Facility.
As a result of the occurrence of the termination event under the Amended Securitization Facility, the Company can no longer request additional advances under the Amended Securitization Facility. In addition, the interest rate payable under the Amended Securitization Facility increased from the commercial paper rate plus 1.75% to the prime rate plus 3.75%. Also, the terms of the Amended Securitization Facility require that all principal, interest and fees collected from the debt investments secured by the Amended Securitization Facility must be used to pay down amounts outstanding under the Amended Securitization Facility within 24 months following the date of the termination event. The Amended Securitization Facility also permits the lenders, upon notice to the Company, to accelerate amounts outstanding under the Amended Securitization Facility and exercise other rights and remedies provided by the Amended Securitization Facility, including the right to sell the collateral under the Amended Securitization Facility. As of the date hereof, the Company has not received any such notice from the lenders. At June 30, 2009, the interest rate under the Amended Securitization Facility was 7.0%.
These matters raise substantial doubt about the Company’s ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company’s ability to meet its financing requirements, raise additional capital, and the success of its future operations. In addition, because substantially all of the Company’s debt investments are secured by the Company’s Amended Securitization Facility, the Company cannot provide any assurance that it will have sufficient cash and liquid assets to fund its operations and dividend distributions to its stockholders. If the Company does not distribute at least a certain percentage of its taxable income annually, it will suffer adverse tax consequences, including possible loss of its status as a RIC. The Company is in discussions with the Amended Securitization Facility lenders to seek relief from certain of the terms of the Amended Securitization Facility, including the requirement under the Amended Securitization Facility that the Company use all principal, interest and fees collected from the debt investments secured by the Amended Securitization Facility to pay down amounts outstanding under the Amended Securitization Facility within 24 months following the date of the termination event. However, based on discussion to date, we are not optimistic that the lenders will agree to provide the Company any relief from any terms of the Amended Securitization Facility. As a result, the Company is also currently evaluating other financing and/or strategic alternatives, including possible sale of the Company, debt or equity financing, disposition of assets, and other strategic transactions. There can be no assurance that the actions presently being taken by the Company with respect to the matters described above will be successful. The financial statements do not include any adjustments that might result from these uncertainties.

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
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented was adjusted retrospectively (including interim financial statements and selected financial data) to conform to the provisions of FSP EITF 03-6-1. Early application was not permitted. On August 14, 2008 and March 3, 2009, the Company’s Board of Directors approved the issuance of 187,500 and 446,250 shares, respectively, of restricted stock to the Company’s executive officers and employees. The Company has determined that these shares of restricted stock are participating securities prior to vesting however for the three and six months ended June 30, 2009, such shares were excluded from the computation of diluted earnings per share because to include them would be anti-dilutive. For the three and six months ended June 30, 2009, such shares were considered in the Company’s EPS computations.
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
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and is required to be adopted prospectively. The Company adopted SFAS No. 165 effective for the quarter ending June 30, 2009.
In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to companies. SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective for interim or annual periods ending after September 15, 2009.
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
Federal Income Taxes
The Company has elected to be treated as a RIC under the Code. The Company’s RIC tax year was initially filed on a July 31 basis. On February 11, 2008, the Company was granted permission by the Internal Revenue Service to change its RIC tax year from July 31 to December 31, effective on December 31, 2007. Accordingly, the Company has filed a short period tax return from August 1, 2007 through December 31, 2007, and will file on a calendar year basis for 2008 and thereafter. The Company’s policy has historically been to comply with the requirements of the Code that are applicable to RICs and to distribute substantially all of its taxable income to its stockholders. In light of the matters described in Note 2, it may not be possible for the Company to continue to comply with these requirements. However, the Company intends to take all steps possible to maintain its RIC tax status. Therefore, no federal income tax provision is included in the accompanying financial statements. However, to the extent that the Company is not able to maintain its RIC tax status, it may incur tax liability not currently provided for in the Company’s balance sheet.
The Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes at inception on February 15, 2007. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of FIN 48 was applied to all open taxable years as of the effective date. The adoption of FIN 48 did not have an effect on the financial position or results of operations of the Company as there was no liability for unrecognized tax benefits and no change to the beginning capital of the Company. Management's determinations regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
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

Consideration of Subsequent Events.
The Company evaluated events and transactions occurring after June 30, 2009 through August 10, 2009, the date these consolidated interim financial statements were issued, to identify subsequent events which may need to be recognized or non-recognizable events which would need to be disclosed. No recognizable events were identified. See Note 14. Subsequent Events for non-recognizable events or transactions identified for disclosure.
Note 4. Investments
As described below (see Note 5. Fair Value Measurements), effective January 1, 2008, the Company adopted Statement of Financial Standards No. 157—Fair Value Measurement, (“SFAS No. 157”). At June 30, 2009 and December 31, 2008, investments consisted of the following:

	June 30, 2009		December 31, 2008
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$323,087,617	$274,232,910	$344,683,219	$308,079,975
Investments in equity securities	21,293,310	9,696,327	21,215,806	14,290,773

Total	$344,380,927	$283,929,237	$365,899,025	$322,370,748

At June 30, 2009 and December 31, 2008, $109.8 million and $123.5 million, respectively, of the Company’s portfolio investments at fair value were at fixed rates, which represented approximately 39% and 38%, respectively, of the Company’s total portfolio of investments at fair value. The Company generally structures its subordinated debt at fixed rates, while most of its senior secured and junior secured loans are at variable rates determined on the basis of a benchmark LIBOR or prime rate. The Company’s loans generally have stated maturities ranging from 4 to 7.5 years.
At June 30, 2009 and December 31, 2008, the Company had equity investments and warrant positions designed to provide the Company with an opportunity for an enhanced internal rate of return. These instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains.
During the three months ended June 30, 2009, the Company realized a loss of $413,000 on investments principally from the sale of one syndicated loan. During the six months ended June 30, 2009, the Company realized a net loss of $12.0 million on investments primarily due to the permanent impairment of loans to one of our portfolio companies. During the three and six months ended June 30, 2008, the Company realized losses of $344,000 and $434,000, respectively, principally from the cancellation of warrants in which the Company had previously recorded unrealized depreciation on the entire warrant balance and the sale of portfolio investments. During the three and six months ended June 30, 2009 the Company recorded unrealized depreciation of $12.8 million and $16.9 million, respectively, and during the three and six months ended June 30, 2008, the Company recorded unrealized depreciation of $3.4 million and $13.2 million, respectively.
The composition of the Company’s investments as of June 30, 2009 and December 31, 2008 at cost and fair value was as follows:

	June 30, 2009				December 31, 2008
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Senior Secured Debt	$163,009,989	47.3%	$137,712,207	48.5%	$171,889,470	47.0%	$156,638,667	48.6%
Junior Secured Debt	63,930,467	18.6	50,861,771	17.9	64,232,689	17.5	58,076,196	18.0
Subordinated Debt	96,147,161	27.9	85,658,932	30.2	108,561,060	29.7	93,365,112	29.0
Warrants / Equity	21,293,310	6.2	9,696,327	3.4	21,215,806	5.8	14,290,773	4.4

Total	$344,380,927	100.0%	$283,929,237	100.0%	$365,899,025	100.0%	$322,370,748	100.0%

(1)	Represents percentage of total portfolio.

The composition of the Company’s investment portfolio by industry sector, using Moody’s Industry Classifications as of June 30, 2009 and December 31, 2008 at cost and fair value was as follows:

	June 30, 2009				December 31, 2008
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Machinery	$51,631,722	15.0%	$36,171,707	12.7%	$51,384,711	14.0%	$39,527,874	12.3%
Health Care, Education & Childcare	39,025,805	11.3	37,864,405	13.3	39,749,005	10.9	39,501,102	12.2
Personal & Nondurable Consumer Products	38,546,025	11.2	36,274,356	12.8	39,609,196	10.8	39,247,796	12.2
Automobile	30,715,635	8.9	23,050,225	8.1	33,276,374	9.1	26,487,272	8.2
Textiles & Leather	28,954,845	8.4	27,780,125	9.8	29,557,681	8.1	29,368,566	9.1
Electronics	27,233,211	7.9	27,389,835	9.6	31,033,364	8.5	30,033,495	9.3
Printing & Publishing	26,352,526	7.6	11,324,964	4.0	26,302,411	7.2	18,159,998	5.6
Metals & Minerals	23,089,697	6.7	22,746,197	8.0	23,049,480	6.3	22,453,909	7.0
Mining, Steel, Iron & Nonprecious Metals	17,921,135	5.2	11,323,286	4.0	18,092,545	4.9	17,245,764	5.3
Retail Stores	11,579,947	3.4	11,484,713	4.1	10,978,984	3.0	10,872,284	3.4
Housewares & Durable Consumer Products	11,106,570	3.2	7,292,672	2.6	11,005,810	3.0	9,333,052	2.9
Ecological	9,929,859	2.9	9,588,359	3.4	8,556,102	2.3	8,164,902	2.5
Grocery	8,393,329	2.4	8,541,001	3.0	8,156,189	2.2	8,278,569	2.6
Chemicals, Plastic & Rubber	5,360,932	1.6	3,781,610	1.3	16,659,410	4.6	9,347,006	2.9
Insurance	5,012,842	1.5	4,699,639	1.6	5,000,000	1.4	4,048,200	1.3
Buildings & Real Estate	4,492,943	1.3	4,492,943	1.6	4,613,182	1.3	4,613,182	1.4
Personal, Food & Miscellaneous Services	3,000,000	0.9	—	—	3,000,000	0.8	1,050,000	0.3
Diversified/Conglomerate Service	1,570,736	0.5	—	—	1,570,736	0.4	623,500	0.2
Aerospace & Defense	463,168	0.1	123,200	0.1	463,168	0.1	173,600	0.1
Oil & Gas	—	—	—	—	3,840,677	1.1	3,840,677	1.2

Total	$344,380,927	100.0%	$283,929,237	100.0%	$365,899,025	100.0%	$322,370,748	100.0%

(1)	Represents percentage of total portfolio.
As required by the 1940 Act, the Company classifies its investments by level of control. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act. The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company. “Non-Control/Non-Affiliate Investments” are those investments that are neither Control Investments nor Affiliate Investments. At June 30, 2009 and December 31, 2008, the Company owned greater than 5% but less than 25% of the voting securities in four investments. At June 30, 2009 and December 31, 2008, the Company owned 25% or more of the voting securities in six and four investments, respectively.
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

The following table presents the financial instruments carried at fair value as of June 30, 2009, by caption on the Consolidated Balance Sheet for each of the three levels of hierarchy established by SFAS No. 157.

	As of June 30, 2009
		Internal Models with	Internal Models with	Total Fair Value
	Quoted Market Prices	Significant Observable	Significant Unobservable	Reported in
	in Active Markets	Market Parameters	Market Parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Investments:

Non-affiliate investments	$176,166	$19,717,166	$192,959,964	$212,853,296
Affiliate investments	—	—	47,373,445	47,373,445
Control investments	—	—	23,702,496	23,702,496

Total investments at fair value	$176,166	$19,717,166	$264,035,905	$283,929,237

Liabilities:

Interest rate swaps (1)	$—	$(2,235,647)	$—	$(2,235,647)

Total liabilities at fair value	$—	$(2,235,647)	$—	$(2,235,647)

(1)	Represents interest rate swaps in connection with the Company’s Amended Securitization Facility. The fair value of the interest rate swaps are included in the accounts payable, accrued expenses and other line of the liabilities section of the Consolidated Balance Sheets. On July 9, 2009, the Company terminated all of its interest rate swap agreements and realized a loss of $3.3 million in connection with entering into an agreement, limited consent and amendment to the Company’s Amended Securitization Facility with the Lenders (see Note 14. Subsequent Events).
The following table provides a roll-forward in the changes in fair value from December 31, 2008 to June 30, 2009, for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are the most significant to the overall fair value measurement. However, Level 3 financial instruments also typically include, in addition to the unobservable or Level 3 components, observable components (that is, Level 1 and Level 2 components that are actively quoted and can be validated to external sources). Accordingly, the appreciation (depreciation) in the table below includes changes in fair value due in part to observable Level 1 and Level 2 factors that are part of the valuation methodology.

	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate	Affiliate	Control
	Investments	Investments	Investments	Total

Fair Value December 31, 2008	$220,017,120	$51,457,082	$30,427,046	$301,901,248
Total realized losses	—	—	(11,600,764)	(11,600,764)
Change in unrealized depreciation	(6,171,546)	(3,193,648)	(8,719,219)	(18,084,413) (1)
Purchases, issuances, settlements and other, net	(7,983,780)	(889,989)	693,603	(8,180,166)
Transfers within Level 3	(12,901,830)	—	12,901,830	—
Transfers in (out) of Level 3	—	—	—	—

Fair value as of June 30, 2009	$192,959,964	$47,373,445	$23,702,496	$264,035,905

(1)	Relates to assets held at June 30, 2009
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
The Company uses a bond-yield model to value these investments based on the present value of expected cash flows. The primary inputs into the model are market interest rates for debt with similar characteristics and an adjustment for the portfolio company’s credit risk. The credit risk component of the valuation considers several factors including financial performance, business outlook, debt priority and collateral position. During the three months ended June 30, 2009 and 2008, the Company recorded net unrealized depreciation of $12.7 million and $3.4 million, respectively, on its investments. During the six months ended June 30, 2009 and 2008, the Company recorded net unrealized depreciation of $16.9 million and $13.2 million, respectively, on its investments. For the three and six months ended June 30, 2009, the Company’s net unrealized depreciation consists of the following: approximately $12.9 million and $17.5 million, respectively, of unrealized depreciation resulted from a decline in cash flows of the Company’s portfolio companies; approximately $1.5 million and $0.7 million, respectively, of unrealized depreciation which resulted from changes in market multiples and interest rates; offset by approximately $1.7 million and $1.3 million, respectively, of unrealized appreciation which resulted from quoted market prices on the Company’s syndicated loan portfolio. For the three and six months ended June 30, 2008, the Company’s net unrealized depreciation consists of the following: approximately $0.2 million and $1.4 million, respectively, which resulted from quoted market prices on the Company’s syndicated loan portfolio as a result of disruption in the financial credit markets for broadly syndicated loans; approximately $3.6 million and $7.8 million, respectively, resulted from a decline in cash flows of the Company’s portfolio companies; and approximately $0.5 million of unrealized appreciation and $4.0 million of unrealized depreciation, respectively, which resulted from changes in market multiples and interest rates.
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
On April 3, 2009 a termination event occurred under the Amended Securitization Facility due to the amount of the Company’s advances outstanding under the facility exceeding the maximum availability under the facility for more than three consecutive business days. The maximum availability under the facility is determined by, among other things, the fair market value of all eligible loans serving as collateral under the facility. Because the fair market value of certain eligible loans decreased at December 31, 2008, the Company’s advances outstanding under the facility exceeded the maximum availability under the facility. This determination was made in connection with the delivery of a borrowing base report to the facility lenders on March 31, 2009. As of such date, the Company had $157.6 million outstanding under the facility. As a result of the occurrence of the termination event under the facility, the Company can no longer make additional advances under the facility. Also, the interest rate payable under the Amended Securitization Facility increased from the commercial paper rate plus 1.75% to the prime rate plus 3.75%. In addition, the terms of the facility require that all principal, interest and fees collected from the debt investments secured by the facility must be used to pay down amounts outstanding under the facility within 24 months following the date of the termination event. The facility also permits the lenders, upon notice to the Company, to accelerate amounts outstanding under the facility and exercise other rights and remedies provided by the facility, including the right to sell the collateral under the facility. The Company has not received any such notice from the lenders.
In connection with the origination and amendment of the Securitization Facility and the Amended Securitization Facility, the Company incurred $2.4 million of fees which are being amortized over the term of the facility.

At June 30, 2009 and December 31, 2008, $137.4 million and $162.6 million, respectively, of borrowings were outstanding under the Amended Securitization Facility. At June 30, 2009, the interest rate under the Amended Securitization Facility was 7.0%. Interest expense for the three and six months ended June 30, 2009 and 2008 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Interest charges	$2,644,393	$1,733,144	$4,043,615	$3,719,520
Amortization of debt issuance costs	131,729	131,728	263,456	190,632
Unused facility fees	1,248	60,358	56,736	74,601

Total	$2,777,370	$1,925,230	$4,363,807	$3,984,753

Note 7. Stock Option Plan and Restricted Stock Plan
As of June 30, 2009, 3,644,677 shares of common stock are reserved for issuance upon exercise of options to be granted under the Company’s stock option plan and 2,065,045 shares of the Company’s common stock were reserved for issuance under the Company’s employee restricted stock plan (collectively, the “Plans”). On March 3, 2009, awards of 446,250 shares of restricted stock were granted to the Company’s executive officers with a fair value of $1.27 (the closing price of the common stock at date of grant). The total fair value of $567,000 is being expensed over a four year vesting period. As of June 30, 2009, 3,189,107 options were outstanding, 2,721,457 of which were exercisable and 633,750 shares of restricted stock were outstanding, none of which are vested. The options have a weighted average remaining contractual life of 7.0 years, a weighted average exercise price of $12.43, and an aggregate intrinsic value of $0. The restricted stock vests over four years.
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
Assumptions used with respect to future grants may change as the Company’s actual experience may be different. The fair value of options granted in 2008 was approximately $0.47, using the Black-Scholes option pricing model. The Company has adopted the policy of recognizing compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. For the three and six months ended June 30, 2009, the Company recorded compensation expense related to stock awards of approximately $220,000 and $421,000, respectively, and for the three and six months ended June 30, 2008, the Company recorded compensation expense related to stock awards of approximately $204,000 and $386,000, respectively, which is included in compensation expense in the consolidated statements of operations. The Company has not historically recorded the tax benefits associated with the expensing of stock options since the Company elected to be treated as a RIC under Subchapter M of the Internal Revenue Code and, as such, the Company is not subject to federal income tax on the portion of taxable income and gains distributed to stockholders, provided that at least 90% of its annual taxable income is distributed. As of June 30, 2009, there was $247,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over 1.7 years. As of June 30, 2009, there was $1.6 million of unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over 3.7 years.
Note 8. Share Data and Common Stock
The following table sets forth a reconciliation of weighted average shares outstanding for computing basic and diluted income (loss) per common share for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Weighted average common shares outstanding, basic	20,950,501	20,693,337	20,940,294	20,671,896
Effect of dilutive stock options	—	—	—	—

Weighted average common shares outstanding, diluted	20,950,501	20,693,337	20,940,294	20,671,896

The dilutive effect of stock options and restricted stock is computed using the treasury stock method. Options on 3.2 million shares (2009 and 2008), and restricted stock of 633,750 shares (2009), were anti-dilutive and therefore excluded from the computation of diluted loss per share.
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
Note 9. Commitments and Contingencies
The balance of unused commitments to extend credit was $17.3 million and $23.8 million at June 30, 2009 and December 31, 2008, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as contingent investment draws, revolving credit arrangements or similar transactions. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the counterparty. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Since April 3, 2009, the date of the termination event under the Amended Securitization Facility, the Company has funded revolver draws under our outstanding commitments. The Company is currently in negotiation with the Lenders to have eligible revolver draws funded by the Lenders going forward. Ineligible revolver draw requests, those requests on loans outside of the Amended Securitization Facility, will not be funded by the Lenders. The Company may not have the ability to fund the ineligible revolver draw requests in the future or eligible revolver draw requests if the Lenders refuse to accommodate the request.
In connection with borrowings under the Amended Securitization Facility, the Company’s special purpose subsidiary was required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions. The Company had agreed to guarantee the payment of certain swap breakage costs that may be payable by the Company’s special purpose subsidiary in connection with any such interest rate swap agreements or other interest rate hedging transactions (see Note 6. Borrowings). On July 9, 2009, the Company terminated all eight interest rate swap agreements, and realized a loss of $3.3 million, in connection with entering into an agreement, limited consent and amendment to the Company’s Amended Securitization Facility with the Lenders (see Note 14. Subsequent Events).
The Company leases its corporate offices and certain equipment under operating leases with terms expiring in 2011. Future minimum lease payments due under operating leases at June 30, 2009 are as follows: $121,000 – remainder of 2009, $247,000 – 2010, $21,000 – 2011. Rent expense was approximately $59,000 and $117,000 for the three and six months ended June 30, 2009, respectively, and was approximately $68,000 and $136,000 for the three and six months ended June 30, 2008, respectively. At June 30, 2009, the Company had an outstanding letter of credit in the amount of $38,000 as security deposit for the lease of the Company’s corporate offices.
Note 10. Concentrations of Credit Risk
The Company’s portfolio companies are primarily small- to mid-sized companies that operate in a variety of industries.
At June 30, 2009 and December 31, 2008, the Company did not have any investment in excess of 10% of the total investment portfolio at fair value. Investment income, consisting of interest, dividends, fees, and other investment income, can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given period can be highly concentrated among several portfolio companies. During the three and six months ended June 30, 2009 and 2008, the Company did not record investment income from any portfolio company in excess of 10% of total investment income.

Note 11. Income Taxes
Effective August 1, 2005, the Company elected to be treated as a RIC. Accordingly, the Company’s RIC tax year was initially filed on a July 31 basis. On February 11, 2008, the Company was granted permission by the Internal Revenue Service to change its RIC tax year from July 31 to December 31, effective on December 31, 2007. Accordingly, the Company has prepared a short period tax return from August 1, 2007 through December 31, 2007, and will file on a calendar year basis for 2008 and thereafter. The Company’s policy has historically been to comply with the requirements of Subchapter M of the Code that are applicable to RICs and to distribute substantially all of its taxable income to its shareholders. In light of the matters described in Note 2, it may not be possible for the Company to continue to comply with these requirements. However, the Company intends to take all steps possible to maintain its RIC tax status. Therefore, no federal, state or local income tax provision is included in the accompanying financial statements. However, to the extent that the Company is not able to maintain its RIC tax status, it may incur tax liability not currently provided for in the Company’s balance sheet.
Tax loss for the six months ended June 30, 2009 is as follows:

January 1, 2009
to
June 30, 2009
GAAP net investment income	$7,620,000
Tax timing differences of:
Origination fees, net	(794,000)
Permanent impairment on loans	(11,826,000)
Stock compensation expense, original issue discount and depreciation and amortization	1,464,000

Tax loss	$(3,536,000)

Distributable income (loss) differs from GAAP net investment income primarily due to: (1) origination fees received in connection with investments in portfolio companies are treated as taxable income upon receipt; (2) certain stock compensation expense is not currently deductible for tax purposes (3) certain debt investments that generate original issue discount; (4) depreciation and amortization; and (5) permanent impairment on loans. As a result of the tax loss for the six months ended June 30, 2009, the Company did not have any required dividend distributions.
Distributions which exceed tax distributable income (tax net investment income and realized gains, if any) are reported as distributions of paid-in capital (i.e., return of capital). The taxability of the distributions made during 2009 will be determined by the Company’s tax earnings and profits for its tax year ending December 31, 2009.
The tax cost basis of the Company’s investments as of June 30, 2009 approximates the book cost. There were no capital gain distributions in 2009 or 2008.
At June 30, 2009, the Company had a net capital loss carryforward of $4.1 million to offset net capital gains, to the extent provided by federal tax law. Of the total capital loss carryforward, $3.2 million will expire in the Company’s tax year ending December 31, 2013, and $900,000 will expire in the Company’s tax year ending December 31, 2015.
Note 12. Hedging Activities
Since 2006, the Company, through its special purpose subsidiary, entered into eight interest rate swap agreements. As of June 30, 2009, the Company included the $(2.2) million fair value of these interest rate swaps in the accounts payable, accrued expenses and other line of the liabilities section of the Consolidated Balance Sheets. During the three and six months ended June 30, 2009, the Company recorded $679,000 and $862,000, respectively of unrealized appreciation on the fair value on these interest rate swaps in the Consolidated Statement of Operations. The Company did not designate any of its interest rate swaps as hedges for financial accounting purposes. Each month these interest rate swaps are settled for cash.
No new interest rate swap agreements were executed during the six months ended June 30, 2009. On July 9, 2009, the Company terminated all eight interest rate swap agreements, and realized a loss of $3.3 million, in connection with entering into an agreement, limited consent and amendment to the Company’s Amended Securitization Facility with the Lenders (see Note 14. Subsequent Events).

The following table summarizes the Company’s terminated interest rate swaps with Bank of Montreal as the counterparty:

						Three months ended
						June 30, 2009
			As of June 30, 2009			Unrealized
Date	Date	Interest			Fair	Appreciation
Entered	Expiring	Rate	Notional	Cost	Value	(Depreciation)
03/06	01/11	5.04%	$9,937,058	$—	$(366,499)	$100,123
12/06	02/12	4.84%	3,192,219	—	(283,220)	54,957
08/07	04/12	5.17%	3,938,246	—	(381,891)	86,294
09/07	04/12	4.98%	3,784,074	—	(339,268)	79,834
12/07	01/11	4.28%	485,449	—	(47,511)	4,581
04/08	12/12	3.51%	9,385,926	—	(387,814)	218,434
05/08	09/10	3.32%	664,775	—	(12,718)	6,349
10/08	10/12	3.54%	12,458,127	—	(416,726)	128,316

Total			$43,845,874	$—	$(2,235,647)	$678,888

Note 13. Financial Highlights

	For the Six Months Ended
	June 30,
	2009	2008
Per Share Data:
Net asset value at beginning of period	$8.65	$10.73
Net investment income	.37	.64
Net realized loss on investments	(.57)	(.02)
Net change in unrealized depreciation on investments	(.81)	(.64)
Effect of issuance of common stock	(.04)	—
Distributions from net investment income	—	(.64)
Distributions in excess of net investment income	—	(.02)
Net change in unrealized swap appreciation	.04	.01
Stock based compensation expense	.02	.02

Net asset value at end of period	$7.66	$10.08

Total net asset value return (1)	(11.5)%	0.1%

Per share market value, beginning of period	$3.64	$10.09
Per share market value, end of period	$1.71	$6.25

Total market value return (2)	(53.0)%	(31.9)%

Shares outstanding at end of period	20,950,501	20,702,485

Ratios and Supplemental Data:
Net assets at end of period	$160,496,000	$208,622,000
Average net assets	173,572,000	214,404,000
Ratio of operating expenses to average net assets (annualized)	10.3%	8.1%
Ratio of net investment income to average net assets (annualized)	8.8%	12.3%
Average borrowings outstanding	$146,350,000	$146,170,000
Average amount of borrowings per share	$6.99	$7.06

(1)	The total net asset value return (not annualized) reflects the change in net asset value of a share of stock, plus dividends.

(2)	The total market value return (not annualized) reflects the change in the ending market value per share plus dividends, divided by the beginning market value per share.
Note 14. Subsequent Events
The Company has evaluated subsequent events through August 10, 2009, which is the date the financial statements were available to be issued.
On July 9, 2009, the Company entered into an agreement, limited consent and amendment (the “Agreement, Consent and Amendment”) related to, among other things, the Amended Securitization Facility with the Lenders and other related parties. In connection with the Agreement, Consent and Amendment, the Lenders consented to the sale of the Encore Legal Solutions, Inc. and L.A. Spas, Inc. term loans and equity interests and the Company agreed to terminate all eight outstanding swap agreements and pay the counterparty to such swaps approximately $3.3 million. Payments on the terminated swap liability will be made at the rate of

$500,000 per month for 6 months beginning in July 2009 and $251,000 in January 2010. The Lenders agreed that the monthly payment of the swap liability will be paid from the collection of principal, interest and fees collected from the debt investments. In addition, the Company agreed with the Lenders that it will not accept equity securities or other non-cash consideration in forbearance of the exercise of any rights under any of the loans or debt instruments held in the Company’s investment portfolio or the cash interest payments on these investments.
On July 9, 2009, the Company received proceeds of $3.2 million in conjunction with the sale of its junior secured term loans and equity interests in Encore Legal Solutions, Inc. In connection with the sale, the Company realized a loss of approximately $13.4 million. Such proceeds were used to reduce the principal on our outstanding borrowings under the Amended Securitization Facility.
On July 9, 2009, the Company sold its senior and subordinated term loans and equity interests in L.A. Spas, Inc. for a release of future liabilities against the Company relating to its investments in this portfolio company. In connection with the sale, the Company recorded a loss of approximately $1.6 million.
On July 23, 2009, the Company received gross proceeds of $3.8 million in connection with the full repayment of the senior subordinated term loan to Copperhead Chemical Company, Inc. Such proceeds were used to reduce the principal on our outstanding borrowings under the Amended Securitization Facility.
On July 23, 2009, William E. Alvarez, Jr., Executive Vice President, Chief Financial Officer and Secretary of the Company, entered into an amendment to the employment agreement with the Company, dated August 7, 2007. The amendment modifies the definition of “Average Annual Bonus” set forth in Section 8 of the employment agreement for purposes of calculating the lump sum payment Mr. Alvarez would receive if his employment is terminated for any reason except for “cause” (as defined in the employment agreement). The amendment defines “Average Annual Bonus” to include his average bonus for the term of the employment agreement plus the aggregate grant date fair value of restricted stock awarded during the term of the employment agreement.
On July 24, 2009, the Company received gross proceeds of $11.2 million in connection with the full repayment of the senior and subordinated term loans to Fairchild Industrial Products, Co. Such proceeds were used to reduce the principal on our outstanding borrowings under the Amended Securitization Facility.
On July 31, 2009, the Company entered into a severance agreement with Clifford L. Wells, its Executive Vice-President and Chief Compliance Officer. Pursuant to the terms of the severance agreement, if Mr. Wells’s employment is terminated by the Company without cause or by Mr. Wells for good reason within 30 days before or within six months after a change of control transaction that occurs between July 31, 2009 and January 31, 2010, then the Company will pay to Mr. Wells his monthly base salary in monthly installments for six months following his termination of employment.
On August 3, 2009, the Company and Prospect Capital Corporation entered into an Agreement and Plan of Merger, dated as of August 3, 2009 (the “Merger Agreement”), pursuant to which the Company will merge with and into Prospect Capital, with Prospect Capital continuing as the surviving company in the merger (the “Merger”). Subject to the terms and conditions of the Merger Agreement, if the Merger is completed, each issued and outstanding share of the Company’s common stock will be converted into 0.3992 shares of Prospect Capital’s common stock and any fractional shares resulting from the application of the exchange ratio will be paid in cash. The exchange ratio will be adjusted for any dividend the Company may declare prior to the closing of the Merger. If not exercised prior to completion of the Merger, outstanding Company stock options will vest and be cancelled in exchange for the payment in cash to the holder of these stock options of $0.01 per share of the Company’s common stock for which these options are exercisable. Further, in connection with the Merger, each share of the Company’s restricted stock then outstanding will vest all restrictions with respect to such shares of restricted stock will lapse (a) a number of shares of each holder of restricted stock will be cancelled in exchange for the cash value per share of Prospect Capital’s common stock at the time of the consummation of the Merger in an amount estimated to be sufficient to pay applicable taxes in connection with the vesting of such shares or (b) the remaining number of shares of restricted stock will be converted in the Merger into shares of Prospect Capital’s common stock on the same terms as all other shares of the Company’s common stock. In connection with the completion of the Merger, Prospect Capital will pay off the outstanding principal and accrued interest and up to $1.35 million of related fees and expenses due under the Company’s securitization revolving credit facility. As of the date of the Merger Agreement, there was approximately $115.7 million outstanding under the facility. Further, as a condition to Prospect agreeing to execute the Merger Agreement, the Company agreed to reverse, immediately prior to the Merger, the $11.8 million federal income tax ordinary loss deduction that it previously disclosed it would incur with respect to its investments in L.A. Spas, Inc. As a result, the Company estimates that distributable income for RIC purposes at June 30, 2009 would have been $8.3 million. Immediately prior to the merger, the Company expects to declare a dividend in the amount of its cumulative distributable income for RIC purposes, which will be payable 10% in cash and 90% common stock.
Consummation of the Merger, which is currently anticipated to occur in the earlier part of the fourth quarter of 2009, is subject to certain conditions, including, among others, the approval of the Company’s stockholders, accuracy of the representations and warranties of the other party and compliance by the other party with its obligations under the Merger Agreement.

The Merger Agreement also contains certain termination rights for the Company and Prospect Capital, as the case may be, including: if the Merger has not been completed by December 15, 2009; if there is a breach by the other party that is not or cannot be cured within 30 days’ notice of such breach and such breach would result in a failure of the conditions to closing set forth in the Merger Agreement; if the Board of Directors of the Company fails to recommend the Merger to its stockholders; if Patriot Capital Funding breaches its obligations in any material respect regarding any alternative business combination proposals; or if Patriot Capital Funding stockholders have voted to not approve the Merger. In addition, the Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company may be required to pay Prospect Capital a termination fee equal to $3.2 million or to reimburse certain expenses and make certain other payments.

On August 4, 2009, Bruce Belodoff filed a class action lawsuit against the Company, its directors and certain of its officers in the Superior Court of the State of Connecticut. The lawsuit alleges that the proposed merger between the Company and Prospect Capital is the product of a flawed sales process and that the Company’s directors and officers breached their fiduciary duty by agreeing to a structure that was not designed to maximize the value of the Company’s shares. In addition, the lawsuit asserts that the Company aided and abetted its officers’ and directors’ breach of fiduciary duty.

On August 5, 2009, Brian Killion filed a class action lawsuit against the Company, its directors and certain of its officers in the Superior Court of the State of Connecticut. The lawsuit alleges that the consideration to be paid in the proposed merger between the Company and Prospect Capital is unfair and is the result of an unfair process. The lawsuit further alleges that the Company’s directors and officers breached their fiduciary duty by agreeing to a structure that is designed to deter higher offers from other bidders and for failing to obtain the highest and best price for the Company’s stockholders. In addition, the lawsuit asserts that the Company and Prospect Capital aided and abetted the Company’s officers’ and directors’ breach of fiduciary duty.
On August 11, 2009, Thomas Webster filed a class action lawsuit against the Company, its directors and certain of its officers in the Superior Court of the State of Connecticut. The lawsuit alleges that the proposed merger between the Company and Prospect Capital is the product of a flawed sales process and that the Company’s directors and officers breached their fiduciary duty by agreeing to a structure that was not designed to maximize the value of the Company’s shares. In addition, the lawsuit asserts that the Company aided and abetted its officers’ and directors’ breach of fiduciary duty.
At this time, the Company is unable to determine whether an unfavorable outcome from this matter is probable or remote or to estimate the amount or range of potential loss, if any. However, the Company believes that these claims are without merit and intends to vigorously defend against them.

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
     Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:
•	Our ability to negotiate an arrangement with the lenders of our Amended Securitization Facility for repayment terms that do not require us to use all principal and interest collected from the debt investments secured by the facility to pay down amounts outstanding thereunder;

•	Our ability to negotiate other financing and/or strategic alternatives, including possible debt or equity financing, acquisition or disposition of assets, and other strategic transactions;

•	Our ability to maintain our status as a RIC under the Code;

•	Our ability to continue as a going concern;

•	Our future operating results;

•	Our business prospects and the prospects of our portfolio companies;

•	The ability of our portfolio companies to achieve their objectives;

•	Our expected financings and investments;

•	Future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies and RIC’s;

•	The adequacy of our cash resources and working capital; and

•	The timing of cash flows, if any, from the operations of our portfolio companies.
     In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in this quarterly report on Form 10-Q, our quarterly report on Form 10-Q for the quarter ended March 31, 2009 and in our 2008 annual report on Form 10-K.
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
     In light of the unprecedented instability in the financial markets and the severe slowdown in the overall economy, we do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business in the manner in which we have historically operated. As a result, our short-term business focus has shifted from making debt and equity investments to preserving our liquidity position. In this regard, on April 3, 2009, a termination event occurred under the Amended Securitization Facility due to the amount of our advances outstanding under the facility exceeding the maximum availability under the facility for more than three consecutive business days. The maximum availability under the facility is determined by, among other things, the fair market value of all eligible loans serving as collateral under the facility. Because the fair market value of certain eligible loans decreased at December 31, 2008, our advances outstanding under the facility exceeded the maximum availability under the facility. This determination was made in connection with the delivery of a borrowing base report to the facility lenders on March 31, 2009. As a result of the occurrence of the termination event under the facility, we can no longer make additional advances under the facility. Also, the interest rate payable under the Amended Securitization Facility increased from the commercial paper rate plus 1.75% to the prime rate plus 3.75%. In addition, the terms of the facility require that from April 3, 2009 all principal, interest and fees collected from the debt investments secured by the facility must be used to pay down amounts outstanding under the facility within 24 months following the date of the termination event. Substantially all of our debt investments are secured under our Amended Securitization Facility. The facility also permits the lenders, upon notice to us, to accelerate amounts outstanding under the facility and exercise other rights and remedies provided by the facility, including the right to sell the collateral under the facility. To date, we have not received any such notice from the lenders. At June 30, 2009, the interest rate under the Amended Securitization Facility was 7.0%.
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
     We are in discussions with the Amended Securitization Facility lenders to seek relief from certain terms of the facility, including the requirement under the facility that we use all principal, interest and fees collected from the debt investments secured by the facility to pay down amounts outstanding under the facility by April 3, 2011. However, based on discussions with the Lenders to date, we are not optimistic that the lenders will agree to provide us any relief from any terms of the facility. Moreover, even if we are successful in seeking relief from the lenders of the facility, our ability to operate our business in the manner in which we have historically operated will be constrained until our ability to access the debt and equity capital markets improves. As a result, we are also currently evaluating other financing and/or strategic alternatives, including possible sale of our company, debt or equity financing, disposition of assets, and other strategic transactions. For a discussion of a strategic transaction we entered into with Prospect Capital Corporation on August 3, 2009, see “Management’s Discussion and Analysis and Results of Operations — Recent Developments.”
Portfolio Composition
     Our primary business is lending to and investing in small- to mid-sized businesses through investments in senior secured loans, junior secured loans, subordinated debt investments and equity-based investments, including warrants. The fair value of our portfolio was $283.9 million and $322.4 million at June 30, 2009 and December 31, 2008, respectively.
     Total portfolio investment activity as of and for the six months ended June 30, 2009 and the year ended December 31, 2008 was as follows:

	June 30, 2009	December 31, 2008
Beginning portfolio at fair value	$322,370,748	$384,725,753
Investments in debt securities	10,273,276	79,096,786
Investments in equity securities	188	3,245,937
Investment repayments	(21,116,671)	(95,018,988)
Increase in payment-in-kind interest/dividends	2,218,782	5,452,124
Sale of investments	(1,377,011)	(15,267,401)
Change in unearned revenue	443,572	(129,458)
Realized loss on investments	(12,013,473)	—
Change in fair value of investments	(16,870,174)	(39,992,921)

Ending portfolio at fair value	$283,929,237	$322,370,748

     As of June 30, 2009 and December 31, 2008, the composition of our portfolio at fair value was as follows:

	June 30, 2009		December 31, 2008
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio
Senior secured revolving lines of credit	$14,252,865	5.0%	$10,266,191	3.2%
Senior secured term loans	123,459,342	43.5	146,372,476	45.4
Junior secured term loans	50,861,771	17.9	58,076,196	18.0
Senior subordinated debt	85,658,932	30.2	93,365,112	29.0
Investments in equity securities	9,696,327	3.4	14,290,773	4.4

Totals	$283,929,237	100.0%	$322,370,748	100.0%

     For the six months ended June 30, 2009 and year ended December 31, 2008, the weighted average yield on all of our outstanding debt investments was approximately 10.7% and 12.1%, respectively. The weighted average balance of our debt investment portfolio during the six months ended June 30, 2009 was $300.3 million, down from $333.2 million during the fourth quarter of 2008. Yields are computed using actual interest income earned for the year (annualized for the six months ended June 30, 2009), including amortization of loan fees and original issue discount, divided by the weighted average fair value of debt investments. As of June 30, 2009 and December 31, 2008, $109.8 million and $123.5 million, respectively, of our portfolio investments at fair value were at fixed interest rates, which represented approximately 39% and 38%, respectively, of our total portfolio of investments at fair value. We generally structure our subordinated debt investments at fixed rates while many of our senior secured and junior secured loans are, and will be, at variable rates.
     At June 30, 2009 and December 31, 2008, our equity investments consisted of common and preferred stock, LLC membership interests and warrants to acquire equity interests in certain of our portfolio companies. Warrants to acquire equity interests allow us to participate in the potential appreciation in the value of the portfolio company, while minimizing the amount of upfront cost to us.
     The composition of our investment portfolio by industry sector, using Moody’s Industry Classifications, excluding unearned income, as of June 30, 2009 and December 31, 2008 at cost and fair value was as follows:

	June 30, 2009				December 31, 2008
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Machinery	$51,631,722	15.0%	$36,171,707	12.7%	$51,384,711	14.0%	$39,527,874	12.3%
Health Care, Education & Childcare	39,025,805	11.3	37,864,405	13.3	39,749,005	10.9	39,501,102	12.2
Personal & Nondurable Consumer Products	38,546,025	11.2	36,274,356	12.8	39,609,196	10.8	39,247,796	12.2
Automobile	30,715,635	8.9	23,050,225	8.1	33,276,374	9.1	26,487,272	8.2
Textiles & Leather	28,954,845	8.4	27,780,125	9.8	29,557,681	8.1	29,368,566	9.1
Electronics	27,233,211	7.9	27,389,835	9.6	31,033,364	8.5	30,033,495	9.3
Printing & Publishing	26,352,526	7.6	11,324,964	4.0	26,302,411	7.2	18,159,998	5.6
Metals & Minerals	23,089,697	6.7	22,746,197	8.0	23,049,480	6.3	22,453,909	7.0
Mining, Steel, Iron & Nonprecious Metals	17,921,135	5.2	11,323,286	4.0	18,092,545	4.9	17,245,764	5.3
Retail Stores	11,579,947	3.4	11,484,713	4.1	10,978,984	3.0	10,872,284	3.4
Housewares & Durable Consumer Products	11,106,570	3.2	7,292,672	2.6	11,005,810	3.0	9,333,052	2.9
Ecological	9,929,859	2.9	9,588,359	3.4	8,556,102	2.3	8,164,902	2.5
Grocery	8,393,329	2.4	8,541,001	3.0	8,156,189	2.2	8,278,569	2.6
Chemicals, Plastic & Rubber	5,360,932	1.6	3,781,610	1.3	16,659,410	4.6	9,347,006	2.9
Insurance	5,012,842	1.5	4,699,639	1.6	5,000,000	1.4	4,048,200	1.3
Buildings & Real Estate	4,492,943	1.3	4,492,943	1.6	4,613,182	1.3	4,613,182	1.4
Personal, Food & Miscellaneous Services	3,000,000	0.9	—	—	3,000,000	0.8	1,050,000	0.3
Diversified/Conglomerate Service	1,570,736	0.5	—	—	1,570,736	0.4	623,500	0.2
Aerospace & Defense	463,168	0.1	123,200	0.1	463,168	0.1	173,600	0.1
Oil & Gas	—	—	—	—	3,840,677	1.1	3,840,677	1.2

Total	$344,380,927	100.0%	$283,929,237	100.0%	$365,899,025	100.0%	$322,370,748	100.0%

(1)	Represents percentage of total portfolio.

     At June 30, 2009 and December 31, 2008, we did not have any investment in excess of 10% of the total investment portfolio at fair value. Investment income, consisting of interest, dividends and fees can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given period can be highly concentrated among several portfolio companies. During the three and six months ended June 30, 2009 and 2008, we did not record investment income from any portfolio company in excess of 10% of total investment income.
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
     The following table shows the distribution of our debt investments on the 1 to 5 investment rating scale at fair value as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Investments at	Percentage of	Investments at	Percentage of
Investment Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	$95,779,317	34.9%	$82,179,735	26.7%
2	134,852,717	49.2	184,507,897	59.9
3	30,469,979	11.1	21,275,475	6.9
4	4,890,139	1.8	8,477,320	2.7
5	8,240,758	3.0	11,639,548	3.8

Totals	$274,232,910	100.0%	$308,079,975	100.0%

     At June 30, 2009 and December 31, 2008, we had loans and equity investments from six and three, respectively, of our portfolio companies on non-accrual status. See “—Critical Accounting Policies — Interest and Dividend Income Recognition” for a discussion of when we place debt investments on non-accrual status.
     In the event that the United States economy continues in a prolonged recession, it is possible that the financial results of small- to mid-sized companies, similar to those in which we invest, could experience further deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. We can provide no assurance that the performance of certain of our portfolio companies will not be negatively impacted by these economic or other conditions which could have a negative impact on our future results.
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
Comparison for the three months ended June 30, 2009 and 2008
     Total Investment Income
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
     Total investment income for the three months ended June 30, 2009 and 2008, was $8.1 million and $10.7 million, respectively. For the three months ended June 30, 2009, this amount consisted of interest income of $12,000 from cash and cash equivalents, $7.8 million of interest and dividend income from portfolio investments (which included $1.1 million in payment-in-kind or PIK interest and dividends) and $288,000 of fee income. For the three months ended June 30, 2008, this amount consisted of interest income of $30,000 from cash and cash equivalents, $10.1 million of interest and dividend income from portfolio investments (which included $1.4 million in payment-in-kind or PIK interest and dividends), $142,000 in fee income and $380,000 in other investment income.
     The decrease in our total investment income for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was primarily attributable to a decrease in the weighted average fair value balance outstanding of our interest-bearing investment portfolio during the quarter ended June 30, 2009. The primary reason behind the decrease in total investment income was a decrease in interest income due to the decrease in the weighted average fair value balance of our investment portfolio, and a decrease in the weighted average yield of our investments. During the three months ended June 30, 2009, the weighted average fair value balance outstanding of our interest-bearing investment portfolio was approximately $292.4 million as compared to approximately $337.3 million during the three months ended June 30, 2008. The weighted average yield on our investments during the three months ended June 30, 2009 decreased as a result of an increase in the number of loans on non-accrual status and an overall decrease in market interest rates.
     Expenses
     Expenses include compensation expense, interest on our outstanding indebtedness, professional fees, and general and administrative expenses.
     Expenses for the three months ended June 30, 2009 and 2008, were $5.6 million and $4.2 million, respectively. Expenses increased for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 by approximately $1.4 million, primarily as a result of higher interest expense of $852,000, higher professional fees of $610,000 and higher general and administrative expenses of $126,000, partially offset by lower compensation expense which decreased by $268,000. The lower compensation expense was principally attributable to the elimination of bonus accruals given the impact of the current market and economic environment on our financial performance, reduction of employee headcount during the fourth quarter of 2008 and the first quarter of 2009, partially offset by an increase in base salary for three of our executive officers during the first quarter of 2009. The increase in interest expense was attributable to an increase in interest rates during the second quarter of 2009 as a result of the April 3, 2009 termination event which occurred under the Amended Securitization Facility. Our weighted average borrowings outstanding were approximately $141.5 million during the three months ended June 30, 2009, as compared to $139.6 million during the three months ended June 30, 2008. Such borrowings were used primarily to fund investments. The increase in professional fees expense is primarily due to additional legal fees we incurred in 2009 relating to the termination event under the Amended Securitization Facility and our evaluation of strategic alternatives for the company. The increase in general and administrative expenses is primarily the result of additional costs incurred in connection with the evaluation of strategic alternatives, including additional fees paid to our directors in connection with board meetings relating to the termination event under the Amended Securitization Facility and the evaluation of strategic alternatives for us.
     Realized Gain (Loss) on Disposition of Investments
     Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. During the three months ended June 30, 2009, we realized a loss of $413,000 on investments principally from the sale of one syndicated loan investment. During the three months ended June 30, 2008, we realized a loss of $344,000 on investments principally from the cancellation of warrants in which we had previously recorded unrealized depreciation on the entire warrant balance.
     Net Change in Unrealized Appreciation or Depreciation on Investments
     Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. During the three months ended June 30, 2009 and 2008, we recorded net unrealized depreciation of $12.7 million and $3.4 million, respectively, on our investments. For the three months ended June 30, 2009, our net unrealized depreciation consisted of the following: approximately $12.9 million of unrealized depreciation resulted from a decline in cash flows of our portfolio companies; approximately $1.5 million of unrealized depreciation which resulted from changes in market multiples and interest rates; offset by approximately $1.7 million of unrealized appreciation resulted from quoted market prices on our syndicated loan portfolio. For the three months ended June 30, 2008, our net unrealized depreciation consisted of the following: approximately $217,000 of unrealized depreciation resulted from the decrease in quoted market prices on our syndicated loan portfolio as a result of the disruption in the credit markets for broadly syndicated loans; approximately $3.6 million resulted from a decline in the financial performance of our portfolio companies; offset by approximately $452,000 of unrealized appreciation which resulted from changes in market multiples and interest rates.
     Net Unrealized Appreciation or Depreciation on Interest Rate Swaps
     Net unrealized appreciation (depreciation) on interest rate swaps represents the change in the value of the swap agreements. For the three months ended June 30, 2009 and 2008, we recorded unrealized appreciation of approximately $679,000 and $970,000, respectively, on our interest rate swap agreements. The unrealized appreciation in the value of our interest rate swap agreements in 2009 and 2008 resulted from the volatility and corresponding fluctuation in variable interest rates during the periods. On July 9, 2009, we terminated all eight interest rate swap agreements in connection with entering into an agreement, limited consent and amendment to the Company’s Amended Securitization Facility with the Lenders and incurred a liability of approximately $3.3 million.
     Net Income (Loss)
     Net loss was $9.9 million for the quarter ended June 30, 2009 as compared to net income of $3.7 million for the quarter ended June 30, 2008. The net loss for the three months ended June 30, 2009 principally related to net unrealized depreciation of $12.7 million on our investments.
Comparison for the six months ended June 30, 2009 and 2008
     Total Investment Income
     Total investment income includes interest and dividend income on our investments, fee income and other investment income. Fee income consists principally of loan and arrangement fees, annual administrative fees, unused fees, prepayment fees, amendment fees, equity structuring fees and waiver fees. Other investment income consists primarily of the accelerated recognition of deferred financing fees received from our portfolio companies on the repayment of the outstanding investment, the sale of the investment, or reduction of available credit.
     Total investment income for the six months ended June 30, 2009 and 2008, was $16.6 million and $21.9 million, respectively. For the six months ended June 30, 2009, this amount consisted of interest income of $31,000 from cash and cash equivalents, $16.1 million of interest income from portfolio investments (which included $2.3 million in payment-in-kind or PIK interest and dividends), $455,000 in fee income and $9,000 in other investment income. For the six months ended June 30, 2008, this amount consisted of interest income of $84,000 from cash and cash equivalents, $21.0 million of interest income from portfolio investments (which included $3.0 million in payment-in-kind or PIK interest and dividends), $356,000 in fee income and $420,000 in other investment income.
     The decrease in our total investment income for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was primarily attributable to a decrease in the weighted average fair value balance outstanding of our interest-bearing investment portfolio during the six months ended June 30, 2009. The primary reason behind the decrease in total investment income was a decrease in interest income due to the decrease in the weighted average fair value balance of our investment portfolio, and a decrease in the weighted average yield of our investments. During the six months ended June 30, 2009, the weighted average fair value balance outstanding of our interest-bearing investment portfolio was approximately $300.3 million as compared to approximately $350.3 million during the six months ended June 30, 2008. The weighted average yield on our investments during the six months ended June 30, 2009 decreased as a result of an increase in the number of loans on non-accrual status and an overall decrease in market interest rates.
     Expenses
     Expenses include compensation expense, interest on our outstanding indebtedness, professional fees, and general and administrative expenses.
     Expenses for the six months ended June 30, 2009 and 2008, were $9.0 million and $8.7 million, respectively. Expenses increased for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 by approximately $300,000, primarily as a result of higher interest expense which increased by $379,000, higher professional fees of $676,000 and higher general and administrative expenses which increased by $68,000, offset by lower compensation expense which decreased by $846,000. The lower compensation expense was principally attributable to the elimination of bonus accruals given the impact of the current market and economic environment on our financial performance, reduction of employee headcount during the fourth quarter of 2008 and the first quarter of 2009, partially offset by an increase in base salary for three of our executive officers during the first quarter of 2009. The increase in interest expense was attributable to a increase in interest rates during the second quarter of 2009 as a result of the April 3, 2009 termination event which occurred under the Amended Securitization Facility. Our weighted average borrowings outstanding were approximately $146.4 million during the six months ended June 30, 2009, as compared to $146.2 million during the six months ended June 30, 2008. Such borrowings were used primarily to fund investments. The increase in professional fees expense is primarily due to additional legal fees we incurred in 2009 relating to the termination event under the Amended Securitization Facility and our evaluation of strategic alternatives for the company. The increase in general and administrative expenses is primarily the result of additional costs incurred in connection with the evaluation of strategic alternatives, including additional fees paid to our directors in connection with board meetings relating to the termination event under the Amended Securitization Facility, offset by reduced travel, advertising and investor relations expenses.
     Realized Gain (Loss) on the Disposition of Investments
     Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. During the six months ended June 30, 2009, we realized a loss of $12.0 million due to the permanent impairment of loans to one of our portfolio companies and the sale of one syndicated loan investment. During the six months ended June 30, 2008 we realized a loss of $434,000 on investments from the sale of one portfolio debt investment and from the cancellation of warrants in which we had previously recorded unrealized depreciation on the entire warrant balance.
     Net Change in Unrealized Appreciation or Depreciation on Investments
     Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. During the six months ended June 30, 2009 and 2008, we recorded net unrealized depreciation of $16.9 million and $13.2 million, respectively, on our investments. For the six months ended June 30, 2009, our net unrealized depreciation consisted of the following: approximately $17.5 million of unrealized depreciation resulted from a decline in cash flows of our portfolio companies; approximately $0.7 million of unrealized depreciation which resulted from changes in market multiples and interest rates; offset by approximately $1.3 million of unrealized appreciation resulted from quoted market prices on our syndicated loan portfolio. For the six months ended June 30, 2008, our net unrealized depreciation consists of the following: approximately $1.4 million of unrealized depreciation resulted from the decrease in quoted market prices on our syndicated loan portfolio as a result of disruption in the financial credit markets for broadly syndicated loans; approximately $7.8 million resulted from a decline in the financial performance of our portfolio companies; and approximately $4.0 million resulted from changes in market multiples and interest rates.
     Unrealized Appreciation or Depreciation on Interest Rate Swaps
     Net unrealized appreciation on interest rate swaps represents the change in the fair value of our swap agreements. For the six months ended June 30, 2009 and 2008, we recorded unrealized appreciation of approximately $862,000 and $217,000, respectively, on our interest rate swap agreements. The unrealized appreciation in the value of our interest rate swap agreements in 2009 and 2008 resulted from the volatility and corresponding fluctuation in variable interest rates during the periods. On July 9, 2009, we terminated all eight interest rate swap agreements in connection with entering into an agreement, limited consent and amendment to the Company’s Amended Securitization Facility with the Lenders and incurred a liability of approximately $3.3 million.
     Net Income (Loss)
     Net loss was $20.4 million for the six months ended June 30, 2009 as compared to net loss of $232,000 for the six months ended June 30, 2008. The $20.2 million increase in net loss was primarily a result of an increase in net unrealized depreciation of $3.7 million, an increase in realized losses of $11.6 million, and a decrease in net investment income of $5.5 million.
Financial Condition, Liquidity and Capital Resources
Cash, Cash Equivalents and Restricted Cash
     At June 30, 2009 and December 31, 2008, we had $8.1 million and $6.4 million, respectively, in cash and cash equivalents. In addition, at June 30, 2009 and December 31, 2008, we had $7.8 million and $22.2 million, respectively, in restricted cash which we maintained in accordance with the terms of our Amended Securitization Facility. A portion of the December 31, 2008 funds were released or available to us on January 12, 2009. Due to the termination event under the Amended Securitization Facility on April 3, 2009, a portion of the March 31, 2009 funds, which would have been released to us on April 13, 2009, were instead used to reduce the outstanding borrowings under our Amended Securitization Facility. As a result, any future funds that get released under the Amended Securitization Facility will be used to reduce outstanding borrowings until fully repaid. On June 30, 2009 and August 7, 2009, $137.4 million and $115.7 million, respectively, was outstanding under the Amended Securitization Facility. On August 7, 2009, we had $6.7 million in cash and cash equivalents.

     For the six months ended June 30, 2009, net cash provided by operating activities totaled $5.3 million, compared to net cash provided by operating activities of $8.6 million for the comparable 2008 period. This change was due primarily to an increase in net loss, an increase in net realized losses on investments, an increase in interest payable, a decrease in unrealized depreciation on investments, an increase in unrealized appreciation on swaps, and an increase in accounts payable, accrued expenses and other. Those amounts were offset by a decrease in PIK interest and dividends. Cash provided by investing activities totaled $12.2 million and $52.2 million for the six months ended June 30, 2009 and 2008, respectively. This change was principally due to lower loan repayments and amortization of $30.4 million, and a decrease in investment sales of $9.0 million during the first half of 2009. Cash used for financing activities totaled $15.8 million and $60.5 million in the six months ended June 30, 2009 and 2008, respectively. This change was principally due to a net decrease of $23.6 million in our net borrowings and a decrease of $8.2 million in dividends paid, both of which were offset by an increase in restricted cash in the amount of $11.8 million.
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
     As a result of this turmoil in the financial markets and our greatly diminished access to equity and debt financing, we had previously taken a number of steps to help improve the availability of liquidity, including:
•	curtailing our investment originations;

•	reducing our operating expenses;

•	obtaining stockholder approval at our 2008 annual meeting of stockholders to sell shares of our common stock below the then current net asset value per share in one or more offerings for a period of one year which ended on June 17, 2009; and

•	postponing any decisions relating to 2009 dividend requirements, if any, until we have a better insight on our requirement and our ability to pay.
     However, in light of the termination event which occurred under the Amended Securitization Facility on April 3, 2009, we can no longer make additional advances under the facility and must use all principal, interest and fees collected from the debt investments secured by the facility to pay down amounts outstanding under the facility by April 3, 2011. Because substantially all of our debt investments are secured by our Amended Securitization Facility, we cannot provide any assurance that we will have sufficient cash and liquid assets to fund our operations and dividend distributions to our stockholders. We are in discussions with the facility lenders to seek relief from certain of the terms of the facility, including the requirement under the facility that we use all principal, interest and fees collected from the debt investments secured by the facility to pay down amounts outstanding under the facility by April 3, 2011. However based on discussions to date, we are not optimistic that the lenders will agree to provide us any relief from any of the terms of the Amended Securitization Facility. Moreover, even if we are successful in seeking relief from the lenders of the facility, our ability to operate our business in the manner in which we have historically operated will be constrained until our ability to access the debt and equity capital markets improves. In this regard, because our common stock has traded at a price significantly below our current net asset value per share over the last several months and we are limited in our ability to sell our common stock at a price below net asset value per share without first obtaining stockholder approval (which approval we did not seek at our 2009 annual meeting of stockholders), we may continue to be limited in our ability to raise equity capital. In addition, as a business development company, we generally are required to meet a coverage ratio of total assets less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. As of June 30, 2009, this ratio was 217%. As a result, we are also currently evaluating other financing and/or strategic alternatives, including possible sale of our company, debt or equity financing, disposition of assets, and other strategic transactions. For a discussion of a strategic transaction we entered into with Prospect Capital Corporation on August 3, 2009, see “Management’s Discussion and Analysis and Results of Operations — Recent Developments.”

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
     On April 11, 2008, we entered into the Amended Securitization Facility with an entity affiliated with BMO Capital Markets Corp. and Branch Banking and Trust Company (the “Lenders”). The Amended Securitization Facility amended and restated the Securitization Facility to, among other things: (i) increase the borrowing capacity from $175 million to $225 million; (ii) extend the maturity date from July 22, 2010 to April 11, 2011 (unless extended prior to such date for an additional 364-day period with the consent of the Lenders); (iii) increase the interest rate payable under the facility from the commercial paper rate plus 1.00% to the commercial paper rate plus 1.75% on up to $175 million of outstanding borrowings and the LIBOR rate plus 1.75% on up to $50 million of outstanding borrowings; and (iv) increase the unused commitment fee from 0.25% per annum to 0.30% per annum.
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
     On April 3, 2009, a termination event occurred under the Amended Securitization Facility due to the amount of our advances outstanding under the facility exceeding the maximum availability under the facility for more than three consecutive business days. The maximum availability under the facility is determined by, among other things, the fair market value of all eligible loans serving as collateral under the facility. Because the fair market value of certain eligible loans decreased at December 31, 2008, our advances outstanding under the facility exceeded the maximum availability under the facility. This determination was made in connection with the delivery of a borrowing base report to the facility lenders on March 31, 2009. As of such date, we had $157.6 million outstanding under the facility. As a result of the occurrence of the termination event under the facility, we can no longer make additional advances under the facility. Also, the interest rate payable under the Amended Securitization Facility increased from the commercial paper rate plus 1.75% to the prime rate plus 2%. In addition, the terms of the facility require that all principal, interest and fees collected from the debt investments secured by the facility must be used to pay down amounts outstanding under the facility within 24 months following the date of the termination event. The facility also permits the Lenders, upon notice to us, to accelerate amounts outstanding under the facility and exercise other rights and remedies provided by the facility, including the right to sell the collateral under the facility. To date, we have not received any such notice from the Lenders. Furthermore, we are in active discussions with the facility lenders to seek relief from certain of the terms of the facility, including the requirement under the facility that we use all principal, interest and fees collected from the debt investments secured by the facility to pay down amounts outstanding under the facility within 24 months following the date of the termination event. However, based on discussions to date, we are not optimistic that the Lenders will agree to provide us any relief from any terms of the facility. As a result, we are also currently evaluating other financing and/or strategic alternatives, including possible sale of our company, debt or equity financing, disposition of assets, and other strategic transactions. For a discussion of a strategic transaction we entered into with Prospect Capital Corporation on August 3, 2009, see “Management’s Discussion and Analysis and Results of Operations — Recent Developments.”
     At June 30, 2009, $137.4 million was outstanding under the Amended Securitization Facility. At June 30, 2009, the interest rate payable on amounts outstanding under the Amended Securitization Facility was 7.0%.
     Since 2006, the Company, through our special purpose subsidiary, entered into eight interest rate swap agreements. The swap agreements have a fixed rate range of 3.3% to 5.2% on an initial notional amount of $53.6 million. The swap agreements generally expire up to five years from issuance. The swaps were put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. For the six months ended June 30, 2009 and 2008, net unrealized appreciation attributed to the swaps were approximately $862,000 and $217,000, respectively. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower rates with respect to the outstanding borrowings. On July 9, 2009, we terminated all eight interest rate swap agreements and realized a loss of $3.3 million. See “– Recent Developments”.
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
     We may not be able to achieve operating results that will allow us to make distributions at a specific level, if at all. As a result of the termination event that occurred under the Amended Securitization Facility on April 3, 2009, we are required to dedicate a significant portion of our operating cash flow to repay the principal amount outstanding under the Amended Securitization Facility by April 2011. As a result, we may be required to severely limit or otherwise cease making cash distributions to our stockholders. If we do not distribute at least a certain percentage of our taxable income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure stockholders that they will receive any distributions or distributions at a particular level. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act. As a result of our tax loss for the six months ended June 30, 2009, the Company did not have any required dividend distributions.
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
     The fair value of our investments at June 30, 2009, and December 31, 2008 was determined in good faith by our board of directors. Duff & Phelps, LLC, an independent valuation firm (“Duff & Phelps”), provided third party valuation consulting services to us which consisted of certain mutually agreed upon limited procedures that we engaged them to perform. At June 30, 2009 and at December 31, 2008, we asked Duff & Phelps to perform the limited procedures on investments in 8 and 12 portfolio companies, respectively, comprising approximately 25% and 38% of the total investments at fair value, respectively. Upon completion of their limited procedures, Duff & Phelps concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable. Our Board of Directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process.
Fee Income Recognition
     We receive a variety of fees in the ordinary course of our business, including arrangement fees and loan fees. We account for our fee income by evaluating arrangements containing multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (i.e., there are separate units of accounting). In those arrangements states that the total consideration received for the arrangement is allocated to each unit based upon each unit’s relative fair value. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. In determining fair value of various fee income we receive, we will first rely on data compiled through our investment and syndication activities and secondly on independent third party data. The timing of revenue recognition for a given unit of accounting depends on the nature of the deliverable(s) in that accounting unit (and the corresponding revenue recognition model) and whether the general conditions for revenue recognition have been met. Fee income for which fair value cannot be reasonably ascertained is recognized using the interest method. In addition, we capitalize and offset direct loan origination costs against the origination fees received and only defer the net fee.
Payment-in-Kind or PIK Interest and Dividends
     We include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind or PIK interest or dividends, which represents either contractually deferred interest added to the loan balance that is generally due at the end of the loan term or contractually deferred dividends added to our equity investment in the portfolio company. We will cease accruing PIK interest if we do not expect the portfolio company to be able to pay all principal and interest due, and we will cease accruing PIK dividends if we do not expect the portfolio company to be able to make PIK dividend payments in the future. In certain cases, a portfolio company makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a portfolio company’s loan can increase while the total outstanding amount of the loan to that portfolio company may stay the same or decrease. Accrued PIK interest and dividends represented $7.3 million or 2.6% of our portfolio of investments at fair value as of June 30, 2009 and $6.6 million or 2.0% of our portfolio of investments at fair value as of December 31, 2008. The net increase in loan and equity balances as a result of contracted PIK arrangements are separately identified on our statements of cash flows.
     PIK related activity for the six months ended June 30, 2009 was as follows:

Six Months Ended
June 30, 2009
Beginning PIK balance	$6,605,194
PIK interest and dividends earned during the period	2,218,782
PIK write-off (1)	(1,110,041)
PIK receipts during the period	(447,982)

Ending PIK balance	$7,265,953

(1)	Write-off is the result of the permanent impairment of loans to one of our portfolio companies.
Interest and Dividend Income Recognition
     Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. When a loan or debt security becomes 90 days or more past due, or if we otherwise do not expect the debtor to be able to service its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. At June 30, 2009 and December 31, 2008, we had loans and equity investments from six and three, respectively, of our portfolio companies on non-accrual status.
     Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are expected to be collected. Dividend income on equity securities is recorded on the record date for private companies and the ex-dividend date for publicly traded companies.
Off-Balance Sheet Arrangements
     We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. We attempt to limit our credit risk by conducting extensive due diligence, negotiating appropriate financial covenants and obtaining collateral where necessary. As of June 30, 2009, we had unused commitments to extend credit to our portfolio companies of $17.3 million, which are not reflected on our balance sheet. Since April 3, 2009, the date of the termination event under the Amended Securitization Facility, we have funded revolver draws under our outstanding commitments. We are currently in negotiation with the Lenders to have eligible revolver draws, which are requests on loans that secure the Amended Securitization Facility, funded by the Lenders going forward. Ineligible revolver draw requests, those requests on loans outside of the Amended Securitization Facility, will not be funded by the Lenders. We may not have the ability to fund the ineligible revolver draw requests in the future or eligible revolver draw requests if the Lenders refuse to accommodate this request.
     In connection with the Amended Securitization Facility, our consolidated special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions. We have agreed to guarantee the payment of certain swap breakage costs that may be payable by our special purpose subsidiary in connection with any such interest rate swap agreements or other interest rate hedging transactions. At June 30, 2009, we had eight such agreements. On July 9, 2009, we terminated all eight interest rate swap agreements and realized a loss of $3.3 million. See “– Recent Developments”.
Contractual Obligations
     As of June 30, 2009, we had $137.4 million outstanding under the Amended Securitization Facility. On April 3, 2009, a termination event occurred under the Amended Securitization Facility due to the amount of our advances outstanding under the facility exceeding the maximum availability under the facility for more than three consecutive business days. The maximum availability under the facility is determined by, among other things, the fair market value of all eligible loans serving as collateral under the facility. Because the fair market value of certain eligible loans decreased at December 31, 2008, our advances outstanding under the facility exceeded the maximum availability under the facility. This determination was made in connection with the delivery of a borrowing base report to the facility lenders on March 31, 2009. As a result of the occurrence of the termination event under the facility, we can no longer make additional advances under the facility. Also, the interest rate payable under the Amended Securitization Facility increased from the commercial paper rate plus 1.75% to the prime rate plus 3.75%. In addition, the terms of the facility require that all principal, interest and fees collected from the debt investments secured by the facility must be used to pay down amounts outstanding under the facility within 24 months following the date of the termination event. The facility also permits the lenders, upon notice to us, to accelerate amounts outstanding under the facility and exercise other rights and remedies provided by the facility, including the right to sell the collateral under the facility. To date, we have not received any such notice from the lenders.

Furthermore, we are in discussions with the facility lenders to seek relief from certain of the terms of the facility, including the requirement under the facility that we use all principal, interest and fees collected from the debt investments secured by the facility to pay down amounts outstanding under the facility within 24 months following the date of the termination event. However, based on discussion to date, we are not optimistic that the lenders will agree to provide us any relief from any terms of the facility. As a result, we are also currently evaluating other financing and/or strategic alternatives, including possible sale of our company, debt or equity financing, disposition of assets, and other strategic transactions. At June 30, 2009, the interest rate under the Amended Securitization Facility was 7.0%.
     On August 11, 2005, we entered into a lease agreement for office space expiring on January 15, 2011. Future minimum lease payments due under the office lease and for certain office equipment are as follows: remainder of 2009 — $121,000; 2010 — $247,000; 2011 — $21,000.
Recent Developments
     On July 9, 2009, we entered into an agreement, limited consent and amendment (the “Agreement, Consent and Amendment”) related to, among other things, the Amended Securitization Facility with the Lenders and other related parties. In connection with the Agreement, Consent and Amendment, the Lenders consented to the sale of the Encore Legal Solutions, Inc. and L.A. Spas, Inc. term loans and equity interests and we agreed to terminate all eight outstanding swap agreements and pay the counterparty to such swaps approximately $3.3 million. In addition, we agreed with the Lenders that it will not accept equity securities or other non-cash consideration in forbearance of the exercise of any rights under any of the loans or debt instruments held in the Company’s investment portfolio or the cash interest payments on these investments.
     On July 9, 2009, we received proceeds of $3.2 million in conjunction with the sale of our junior secured term loans in Encore Legal Solutions, Inc. In connection with the sale, we realized a loss of approximately $13.4 million. Such proceeds were used to reduce the principal on our outstanding borrowings under the Amended Securitization Facility.
     On July 9, 2009, we sold our senior and subordinated term loans in L.A. Spas, Inc. for a release of future liabilities against us relating to our investments in this portfolio company. In connection with the sale, we recorded a loss of approximately $1.6 million.
     On July 23, 2009, we received gross proceeds of $3.8 million in connection with the full repayment of our senior subordinated term loan to Copperhead Chemical Company, Inc. Such proceeds were used to reduce the principal on our outstanding borrowings under the Amended Securitization Facility.
     On July 23, 2009, William E. Alvarez, Jr., Executive Vice President, Chief Financial Officer and Secretary of the Company, entered into an amendment to the employment agreement with the Company, dated August 7, 2007. The amendment modifies the definition of “Average Annual Bonus” set forth in Section 8 of the employment agreement for purposes of calculating the lump sum payment Mr. Alvarez would receive if his employment is terminated for any reason except for “cause” (as defined in the employment agreement). The amendment defines “Average Annual Bonus” to include his average bonus for the term of the employment agreement plus the aggregate grant date fair value of restricted stock awarded during the term of the employment agreement.
     On July 24, 2009, we received gross proceeds of $11.2 million in connection with the full repayment of our senior and subordinated term loans to Fairchild Industrial Products, Co. Such proceeds were used to reduce the principal on our outstanding borrowings under the Amended Securitization Facility.
      On July 31, 2009, we entered into a severance agreement with Clifford L. Wells, our Executive Vice-President and Chief Compliance Officer. Pursuant to the terms of the severance agreement, if Mr. Wells’s employment is terminated by the Company without cause or by Mr. Wells for good reason within 30 days before or within six months after a change of control transaction that occurs between July 31, 2009 and January 31, 2010, then we will pay to Mr. Wells his monthly base salary in monthly installments for six months following his termination of employment.
      On August 3, 2009, we and Prospect Capital Corporation entered into an Agreement and Plan of Merger, dated as of August 3, 2009 (the “Merger Agreement”), pursuant to which we will merge with and into Prospect Capital, with Prospect Capital continuing as the surviving company in the merger (the “Merger”). Subject to the terms and conditions of the Merger Agreement, if the Merger is completed, each issued and outstanding share of our common stock will be converted into 0.3992 shares of Prospect Capital’s common stock and any fractional shares resulting from the application of the exchange ratio will be paid in cash. The exchange ratio will be adjusted for any dividend we may declare prior to the closing of the Merger. If not exercised prior to completion of the Merger, outstanding stock options will vest and be cancelled in exchange for the payment in cash to the holder of these stock options of $0.01 per share of the our common stock for which these options are exercisable. Further, in connection with the Merger, each share of our restricted stock then outstanding will vest all restrictions with respect to such shares of restricted sock will lapse (a) a number of shares of each holder of restricted stock will be cancelled in exchange for the cash value per share of Prospect Capital’s common stock at the time of the consummation of the Merger in an amount estimated to be sufficient to pay applicable taxes in connection with the vesting of such shares or (b) the remaining number of shares of restricted stock will be converted in the Merger into shares of Prospect Capital’s common stock on the same terms as all other shares of our common stock. In connection with the completion of the Merger, Prospect Capital will pay off the outstanding principal and accrued interest and up to $1.35 million of related fees and expenses due under the Amended Securitization Facility. As of the date of the Merger Agreement, there was approximately $115.7 million outstanding under the facility. Further, as a condition to Prospect Capital agreeing to execute the Merger Agreement, we agreed to reverse, immediately prior to the Merger, the $11.8 million federal income tax ordinary loss deduction that we previously disclosed we would incur with respect to our investments in L.A. Spas, Inc. As a result, we estimate that distributable income for RIC purposes at June 30, 2009 would have been $8.3 million. Immediately prior to the merger, we expect to declare a dividend in the amount of our cumulative distributable income for RIC purposes, which will be payable 10% in cash and 90% in common stock.

     Consummation of the Merger, which is currently anticipated to occur in the earlier part of the fourth quarter of 2009, is subject to certain conditions, including, among others, the approval of our stockholders, accuracy of the representations and warranties of the other party and compliance by the other party with its obligations under the Merger Agreement.

      The Merger Agreement also contains certain termination rights for us and Prospect Capital, as the case may be, including: if the Merger has not been completed by December 15, 2009; if there is a breach by the other party that is not or cannot be cured within 30 days’ notice of such breach and such breach would result in a failure of the conditions to closing set forth in the Merger Agreement; if our Board of Directors fails to recommend the Merger to our stockholders; if we breach our obligations in any material respect regarding any alternative business combination proposals; or if our stockholders have voted to not approve the Merger. In addition, the Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, we may be required to pay Prospect Capital a termination fee equal to $3.2 million or to reimburse certain expenses and make certain other payments.

      On August 4, 2009, Bruce Belodoff filed a class action lawsuit against us, our directors and certain of our officers in the Superior Court of the State of Connecticut. The lawsuit alleges that the proposed merger between us and Prospect Capital is the product of a flawed sales process and that our directors and officers breached their fiduciary duty by agreeing to a structure that was not designed to maximize the value of our shares. In addition, the lawsuit asserts that we aided and abetted our officers’ and directors’ breach of fiduciary duty.

      On August 5, 2009, Brian Killion filed a class action lawsuit against us, our directors and certain of our officers in the Superior Court of the State of Connecticut. The lawsuit alleges that the consideration to be paid in the proposed merger between us and Prospect Capital is unfair and is the result of an unfair process. The lawsuit further alleges that our directors and officers breached their fiduciary duty by agreeing to a structure that is designed to deter higher offers from other bidders and for failing to obtain the highest and best price for our stockholders. In addition, the lawsuit asserts that we and Prospect Capital aided and abetted our officers’ and directors’ breach of fiduciary duty.
     On August 11, 2009, Thomas Webster filed a class action lawsuit against us, our directors and certain of our officers in the Superior Court of the State of Connecticut. The lawsuit alleges that the proposed merger between us and Prospect Capital is the product of a flawed sales process and that our directors and officers breached their fiduciary duty by agreeing to a structure that was not designed to maximize the value of our shares. In addition, the lawsuit asserts that we aided and abetted our officers’ and directors’ breach of fiduciary duty.
     At this time, we are unable to determine whether an unfavorable outcome from this matter is probable or remote or to estimate the amount or range of potential loss, if any. However, we believe that these claims are without merit and intend to vigorously defend against them.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There has been no material change in quantitative and qualitative disclosures about market risks since December 31, 2008.
Item 4. Controls and Procedures
(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

(b)	There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings other than those set forth below.
     On August 4, 2009, Bruce Belodoff filed a class action lawsuit against us, our directors and certain of our officers in the Superior Court of the State of Connecticut. The lawsuit alleges that the proposed merger between us and Prospect Capital is the product of a flawed sales process and that our directors and officers breached their fiduciary duty by agreeing to a structure that was not designed to maximize the value of our shares. In addition, the lawsuit asserts that we aided and abetted our officers’ and directors’ breach of fiduciary duty.

      On August 5, 2009, Brian Killion filed a class action lawsuit against us, our directors and certain of our officers in the Superior Court of the State of Connecticut. The lawsuit alleges that the consideration to be paid in the proposed merger between us and Prospect Capital is unfair and is the result of an unfair process. The lawsuit further alleges that our directors and officers breached their fiduciary duty by agreeing to a structure that is designed to deter higher offers from other bidders and for failing to obtain the highest and best price for our stockholders. In addition, the lawsuit asserts that we and Prospect Capital aided and abetted our officers’ and directors’ breach of fiduciary duty.

     On August 11, 2009, Thomas Webster filed a class action lawsuit against us, our directors and certain of our officers in the Superior Court of the State of Connecticut. The lawsuit alleges that the proposed merger between us and Prospect Capital is the product of a flawed sales process and that our directors and officers breached their fiduciary duty by agreeing to a structure that was not designed to maximize the value of our shares. In addition, the lawsuit asserts that we aided and abetted our officers’ and directors’ breach of fiduciary duty.

      We believe that these claims are without merit and intend to vigorously defend against them.
Item 1A. Risk Factors
     There were no material changes from the risk factors previously disclosed in our quarterly report on Form 10-Q for the quarter ended March 31, 2009 and our annual report on Form 10-K for the year ended December 31, 2008.
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
Item 4. Submission of Matters to a Vote of Security Holders
      The Annual Meeting of Stockholders of Patriot Capital Funding, Inc. was held on June 17, 2009, for the purpose of electing three directors and ratifying the appointment of the independent registered accounting firm.
The nominees for directors for a three-year term as listed in our 2009 proxy statement were elected by the following votes:

	For	Withheld
Steven Drogin	17,718,141	1,311,480
Mel P. Melsheimer	18,138,313	891,308
Richard A. Sebastiao	17,729,785	1,299,836
     The following directors are continuing their terms as directors:
Richard P. Buckanavage, two years remaining
Timothy W. Hassler, two years remaining
Dennis C. O’Dowd, one year remaining
     The recommendation to ratify the selection of Grant Thornton LLP as the independent registered accounting firm was approved by the following vote:

	For	Against	Abstain
Totals	18,482,056	411,990	136,134
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2009.

PATRIOT CAPITAL FUNDING, INC.
By:	/s/ Richard P. Buckanavage
Richard P. Buckanavage
Chief Executive Officer and President

By:	/s/ William E. Alvarez, Jr.
William E. Alvarez, Jr.
Executive Vice President, Chief Financial Officer and Secretary