Form 10-Q
period 2009-09-30
Patriot Capital Funding, Inc.
filed 2009-11-13
CIK 1321560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of November 11, 2009 was 20,950,501.

PATRIOT CAPITAL FUNDING, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Patriot Capital Funding, Inc.
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
Investments at fair value:
Non-control/non-affiliate investments (cost of $206,077,578 - 2009, $269,577,008 - 2008)	$190,913,655	$240,486,620
Affiliate investments (cost of $52,120,596 - 2009, $53,129,533 - 2008)	45,953,070	51,457,082
Control investments (cost of $47,032,697 - 2009, $43,192,484 - 2008)	20,565,598	30,427,046

Total investments	257,432,323	322,370,748
Cash and cash equivalents	5,062,075	6,449,454
Restricted cash	8,025,982	22,155,073
Interest receivable	1,200,833	1,390,285
Other assets	1,193,669	1,897,086

TOTAL ASSETS	$272,914,882	$354,262,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Borrowings	$112,706,453	$162,600,000
Interest payable	656,954	514,125
Dividends payable	—	5,253,709
Accounts payable, accrued expenses and other	3,620,996	5,777,642

TOTAL LIABILITIES	116,984,403	174,145,476

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 20,950,501 and 20,827,334 shares issued and outstanding at September 30, 2009, and December 31, 2008, respectively	209,506	208,274
Paid-in capital	235,333,314	234,385,063
Accumulated net investment income (loss)	5,097,676	(1,912,061)
Distributions in excess of net investment income	—	(1,758,877)
Net realized loss on investments	(33,722,252)	(4,053,953)
Net realized loss on interest rate swaps	(3,251,026)	—
Net unrealized depreciation on interest rate swaps	—	(3,097,384)
Net unrealized depreciation on investments	(47,736,739)	(43,653,892)

TOTAL STOCKHOLDERS’ EQUITY	155,930,479	180,117,170

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$272,914,882	$354,262,646

NET ASSET VALUE PER COMMON SHARE	$7.44	$8.65

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

INVESTMENT INCOME
Interest and dividends:
Non-control/non-affiliate investments	$5,991,449	$6,477,906	$18,430,839	$21,909,910
Affiliate investments	1,476,296	1,994,624	4,215,461	7,007,546
Control investments	332,501	966,986	1,282,578	1,645,111

Total interest and dividend income	7,800,246	9,439,516	23,928,878	30,562,567

Fees:
Non-control/non-affiliate investments	86,334	105,464	334,151	343,550
Affiliate investments	41,739	282,518	180,462	358,966
Control investments	9,909	72,487	78,067	113,737

Total fee income	137,982	460,469	592,680	816,253

Other investment income:
Non-control/non-affiliate investments	112,357	17,833	121,161	300,076
Affiliate investments	—	307,245	—	307,245
Control investments	—	4,357	—	142,383

Total other investment income	112,357	329,435	121,161	749,704

Total Investment Income	8,050,585	10,229,420	24,642,719	32,128,524

EXPENSES
Compensation expense	748,280	834,779	2,508,241	3,440,278
Interest expense	2,404,776	1,789,755	6,768,583	5,774,508
Professional fees	2,822,671	340,388	4,169,297	1,011,119
General and administrative expense	926,591	706,715	2,427,985	2,140,238

Total Expenses	6,902,318	3,671,637	15,874,106	12,366,143

Net Investment Income	1,148,267	6,557,783	8,768,613	19,762,381

NET REALIZED GAIN (LOSS) AND NET UNREALIZED APPRECIATION (DEPRECIATION)
Net realized loss on investments — non-control/non-affiliate	(2,461,200)	(2,500)	(2,873,909)	(86,267)
Net realized gain on investments — affiliate	—	458,405	—	458,405
Net realized loss on investments – control	(15,193,626)	—	(26,794,390)	(350,000)
Net realized loss on interest rate swaps	(3,251,026)	—	(3,251,026)	—
Net unrealized depreciation on investments – non-control/non-affiliate	(990,698)	(2,054,709)	(5,948,006)	(10,684,608)
Net unrealized depreciation on investments – affiliate	(1,301,399)	(2,808,033)	(4,495,048)	(8,470,041)
Net unrealized appreciation (depreciation) on investments – control	15,079,424	(2,285,030)	6,360,207	(1,212,632)
Net unrealized appreciation (depreciation) on interest rate swaps	2,235,647	(182,011)	3,097,384	34,772

Net Realized Gain (Loss) and Net Unrealized Appreciation (Depreciation)	(5,882,878)	(6,873,878)	(33,904,788)	(20,310,371)

NET LOSS	$(4,734,611)	$(316,095)	$(25,136,175)	$(547,990)

Loss per share, basic and diluted	$(0.23)	$(0.02)	$(1.20)	$(0.03)

Weighted average shares outstanding, basic and diluted	20,950,501	20,702,485	20,943,734	20,682,167

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Operations:
Net investment income	$8,768,613	$19,762,381
Net realized gain (loss) on investments	(29,668,299)	22,138
Net realized loss on interest rate swaps	(3,251,026)
Net unrealized depreciation on investments	(4,082,847)	(20,367,281)
Net unrealized appreciation on interest rate swaps	3,097,384	34,772

Net decrease in net assets from operations	(25,136,175)	(547,990)

Stockholder transactions:
Distributions to stockholders from net investment income	—	(19,762,381)
Distributions in excess of net investment income	—	(778,609)

Net decrease in net assets from stockholder distributions	—	(20,540,990)

Capital share transactions:
Common stock listing fees	—	(23,585)
Issuance of common stock under dividend reinvestment plan	359,500	535,062
Stock option compensation	589,984	568,891

Net increase in net assets from capital share transactions	949,484	1,080,368

Total decrease in net assets	(24,186,691)	(20,008,612)

Net assets at beginning of period	180,117,170	221,597,684

Net assets at end of period	$155,930,479	$201,589,072

Net asset value per common share	$7.44	$9.74

Common shares outstanding at end of period	20,950,501	20,702,485

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,136,175)	$(547,990)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	491,794	439,159
Change in interest receivable	189,452	237,506
Realized (gain) loss on sale of investments	29,668,299	(22,138)
Realized loss on sale of interest rate swaps	3,251,026	—
Unrealized depreciation on investments	4,082,847	20,367,281
Unrealized appreciation on interest rate swaps	(3,097,384)	(34,772)
Payment-in-kind interest and dividends	(3,459,359)	(4,275,711)
Stock-based compensation expense	589,984	568,891
Change in unearned income	(760,464)	108,349
Change in interest payable	142,829	(334,317)
Change in other assets	117,874	(262,351)
Change in accounts payable, accrued expenses and other	(810,288)	(1,865,883)

Net cash provided by operating activities	5,270,435	14,378,024

CASH FLOWS FROM INVESTING ACTIVITIES:
Funded investments	(10,273,464)	(60,267,723)
Principal repayments on investments	41,222,305	86,432,830
Proceeds from sale of investments	4,552,011	11,309,638
Purchases of furniture and equipment	—	(6,295)

Net cash provided by investing activities	35,500,852	37,468,450

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	7,500,000	76,904,117
Repayments on borrowings	(57,393,547)	(87,604,117)
Payments on interest rate swaps	(1,500,000)	—
Common stock listing fees	—	(23,585)
Dividends paid	(4,894,210)	(19,926,056)
Deferred offering costs	—	(145,941)
Deferred financing costs	—	(1,030,972)
Decrease (increase) in restricted cash	14,129,091	(19,810,123)

Net cash used for financing activities	(42,158,666)	(51,636,677)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,387,379)	209,797

CASH AND CASH EQUIVALENTS AT:
Beginning of Period	6,449,454	789,451

End of Period	$5,062,075	$999,248

Supplemental information:
Interest paid	$6,230,570	$6,108,825

Non-cash investing activities:
Conversion of debt to equity	$—	$5,734,567

Non-cash financing activities:
Dividends reinvested in common stock	$359,500	$535,062
Dividends declared but not paid	—	6,894,520

See Notes to Consolidated Financial Statements.

Patriot Capital Funding, Inc.
Consolidated Schedule of Investments
September 30, 2009
(unaudited)

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Control investments:

Aylward Enterprises, LLC (5) (Machinery)	Manufacturer of packaging equipment	Revolving Line of Credit (5.3%, Due 2/12) (3)	$4,000,000	$3,955,707	$3,955,707

		Senior Secured Term Loan A (6.0%, Due 2/12) (3)	8,085,938	8,019,598	1,301,299

		Senior Subordinated Debt (22.0%, Due 8/12) (2)	7,731,663	6,747,301	—

		Subordinated Member Note (8.0%, Due 2/13) (2)	160,909	148,491	—

		Membership Interest (1,250,000 units) (4)		1,250,000	—

Fischbein, LLC (Machinery)	Designer and manufacturer of packaging equipment	Senior Subordinated Debt (18.5%, Due 5/13) (2) (3)	3,626,635	3,608,764	3,608,764

		Membership Interest - Class A (2,800,000 units) (4)		2,800,000	2,738,800

Nupla Corporation (Home & Office Furnishings, Housewares & Durable Consumer Products)	Manufacturer and marketer of professional high-grade fiberglass-handled striking and digging tools	Revolving Line of Credit (9.3%, Due 9/12) (3)	1,093,276	1,082,468	1,082,468

		Senior Secured Term Loan A (10.0%, Due 9/12) (3)	5,139,064	5,108,295	5,108,295

		Senior Subordinated Debt (15.0%, Due 3/13) (2) (3)	3,162,122	3,142,795	386,356

		Preferred Stock Class A (475 shares) (2)		564,638	—

		Preferred Stock Class B (1,045 shares) (2)		1,131,921	—

		Common Stock (1,140,584 shares) (4)		80,100	—

Sidump’r Trailer Company, Inc. (Automobile)	Manufacturer of side dump trailers	Revolving Line of Credit (7.3%, Due 1/11) (3)	950,000	934,432	934,432

		Senior Secured Term Loan A (7.3%, Due 1/11) (3)	2,047,500	2,036,677	1,449,477

		Senior Secured Term Loan B (8.8%, Due 1/11) (3)	2,320,625	2,301,926	—

		Senior Secured Term Loan C (16.5%, Due 7/11) (2) (3)	2,578,751	2,253,829	—

		Senior Secured Term Loan D (7.3%, Due 7/11)	1,700,000	1,700,000	—

		Preferred Stock (49,635.5 shares) (2)		165,730	—

		Common Stock (64,050 shares) (4)		25	—

Total Control investments (represents 8.0% of total investments at fair value)				$47,032,697	$20,565,598

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Affiliate investments:

Boxercraft Incorporated (Textiles & Leather)	Supplier of spiritwear and campus apparel	Revolving Line of Credit (9.0%, Due 9/13) (3)	$800,000	$778,452	$778,452

		Senior Secured Term Loan A (9.5%, Due 9/13) (3)	4,320,135	4,277,785	4,277,785

		Senior Secured Term Loan B (10.0%, Due 9/13) (3)	4,923,823	4,874,659	4,874,659

		Senior Secured Term Loan C (18.5%, Due 3/14) (2) (3)	6,888,400	6,831,019	6,831,019

		Preferred Stock (1,000,000 shares) (4)		1,105,556	760,856

		Common Stock (10,000 shares) (4)		100	—

KTPS Holdings, LLC (Textiles & Leather)	Manufacturer and distributor of specialty pet products	Revolving Line of Credit (10.5%, Due 1/12) (3)	1,500,000	1,490,039	1,490,039

		Senior Secured Term Loan A (10.5%, Due 1/12) (3)	3,696,940	3,667,226	3,667,226

		Senior Secured Term Loan B (12.0%, Due 1/12) (3)	450,000	446,327	446,327

		Senior Secured Term Loan C (18.0%, Due 3/12) (2) (3)	4,653,485	4,626,001	4,346,001

		Membership Interest - Class A (730.02 units) (4)		730,020	—

		Membership Interest - Common (199,795.08 units) (4)		—	—

Smart, LLC (5) (Diversified/Conglomerate Service)	Provider of tuition management services	Membership Interest - Class B (1,218 units) (4)		1,280,403	—

		Membership Interest - Class D (1 unit) (4)		290,333	—

Sport Helmets Holdings, LLC (5) (Personal & Nondurable Consumer Products)	Manufacturer of protective headgear	Senior Secured Term Loan A (4.3%, Due 12/13) (3)	4,031,250	3,988,310	3,493,710

		Senior Secured Term Loan B (4.9%, Due 12/13) (3)	7,443,750	7,356,056	6,442,786

		Senior Subordinated Debt - Series A (15.0%, Due 6/14) (2) (3)	7,160,461	7,071,499	6,026,299

		Senior Subordinated Debt - Series B (15.0%, Due 6/14) (2)	1,306,811	1,306,811	1,116,111

		Common Stock (20,000 shares)(4)		2,000,000	1,401,800

Total Affiliate investments (represents 17.8% of total investments at fair value)				$52,120,596	$45,953,070

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Non-control/non-affiliate investments:

ADAPCO, Inc. (Ecological)	Distributor of specialty chemicals and contract application services	Revolving Line of Credit (10.3%, Due 7/11) (3)	$800,000	$788,688	$788,688

		Senior Secured Term Loan A (10.3%, Due 6/11) (3)	7,465,625	7,436,141	7,436,141

		Common Stock (5,000 shares) (4)		500,000	187,400

Aircraft Fasteners International, LLC (Machinery)	Distributor of fasteners and related hardware for use in aerospace, electronics and defense industries	Senior Secured Term Loan (4.0%, Due 11/12) (3)	5,273,000	5,208,351	5,004,551

		Junior Secured Term Loan (14.0%, Due 5/13) (2) (3)	5,387,135	5,334,639	5,267,639

		Convertible Preferred Stock (32,000 shares) (2)		240,737	391,613

Allied Defense Group, Inc. (Aerospace & Defense)	Diversified defense company	Common Stock (27,968 shares)(4)		463,168	145,900

Arrowhead General Insurance Agency, Inc. (6) (Insurance)	Insurance agency and program specialist	Junior Secured Term Loan (12.8%, Due 2/13) (2) (3)	5,052,366	5,052,366	3,826,463

Borga, Inc. (Mining, Steel, Iron & Nonprecious Metals)	Manufacturer of pre-fabricated metal building systems	Revolving Line of Credit (8.0%, Due 5/10) (3)	800,000	797,323	797,323

		Senior Secured Term Loan B (11.5%, Due 5/10) (3)	1,617,921	1,608,969	1,608,969

		Senior Secured Term Loan C (19.0%, Due 5/10) (2) (3)	8,366,831	8,348,093	2,155,096

		Common Stock Warrants (33,750 warrants) (4)		17,841	—

Caleel + Hayden, LLC (5) (Personal & Nondurable Consumer Products)	Provider of proprietary branded professional skincare and cosmetic products to physicians and spa communities	Junior Secured Term Loan B (9.8%, Due 11/11) (3)	9,946,551	9,867,666	9,867,666

		Senior Subordinated Debt (16.5%, Due 11/12) (3)	6,250,000	6,201,664	6,264,164

		Common Stock (7,500 shares) (4)		750,000	689,000

		Options in Mineral Fusion Natural Brands, LLC (11,662 options) (4)		—	—

CS Operating, LLC (5) (Buildings & Real Estate)	Provider of maintenance, repair and replacement of HVAC, electrical, plumbing, and foundation repair	Revolving Line of Credit (10.5%, Due 1/13) (3)	200,000	195,890	195,890

		Senior Secured Term Loan A (9.5%, Due 7/12) (3)	1,517,564	1,502,240	1,502,240

		Senior Subordinated Debt (16.5%, Due 1/13) (2) (3)	2,742,862	2,717,458	2,717,458

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Copernicus Group (Healthcare, Education & Childcare)	Provider of clinical trial review services	Revolving Line of Credit (11.5%, Due 10/13) (3)	150,000	133,780	133,780

		Senior Secured Term Loan A (11.5%, Due 10/13) (3)	7,425,000	7,327,081	7,327,081

		Senior Subordinated Debt (18.0%, Due 4/14) (3)	12,546,282	12,387,096	10,855,296

		Preferred Stock - Series A (1,000,000) (4)		1,000,000	558,300

Custom Direct, Inc. (6) (Printing & Publishing)	Direct marketer of checks and other financial products and services	Senior Secured Term Loan (3.0%, Due 12/13) (3)	1,782,598	1,569,445	1,381,507

		Junior Secured Term Loan (6.3%, Due 12/14) (3)	2,000,000	2,000,000	1,150,000

Dover Saddlery, Inc. (Retail Stores)	Equestrian products catalog retailer	Common Stock (30,974 shares) (4)		148,200	67,166

EXL Acquisition Corp. (Electronics)	Manufacturer of lab testing supplies	Senior Secured Term Loan A (3.9%, Due 3/11) (3)	2,159,783	2,149,712	1,992,612

		Senior Secured Term Loan B (4.2%, Due 3/12) (3)	4,202,073	4,164,654	3,858,953

		Senior Secured Term Loan C (4.7%, Due 3/12) (3)	2,591,740	2,561,719	2,373,120

		Senior Secured Term Loan D (15.0%, Due 3/12) (3)	6,170,807	6,127,206	6,127,206

		Common Stock - Class A (2,475 shares) (4)		2,475	402,539

		Common Stock - Class B (25 shares) (2)		297,993	304,448

Fairchild Industrial Products, Co. (Electronics)	Manufacturer of industrial controls and power transmission products	Preferred Stock - Class A (378.4 shares) (2)		372,765	379,868

		Common Stock - Class B (27.5 shares) (4)		121,598	260,000

Hudson Products Holdings, Inc. (6) (Mining, Steel, Iron & Nonprecious Metals)	Manufactures and designs air-cooled heat exchanger equipment	Senior Secured Term Loan (8.0%, Due 8/15) (3)	7,425,000	7,229,085	6,125,660

Impact Products, LLC (Machinery)	Distributor of janitorial supplies	Junior Secured Term Loan (6.3%, Due 9/12) (3)	8,837,500	8,792,956	8,525,556

		Senior Subordinated Debt (15.0%, Due 9/12) (3)	5,547,993	5,523,924	5,523,924

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Label Corp Holdings, Inc. (6) (Printing & Publishing)	Manufacturer of prime labels	Senior Secured Term Loan (7.9%, Due 8/14) (3)	5,836,416	5,590,057	5,019,293

LHC Holdings Corp. (Healthcare, Education & Childcare)	Provider of home healthcare services	Senior Secured Term Loan A (4.3%, Due 11/12) (3)	3,276,942	3,245,173	2,898,073

		Senior Subordinated Debt (14.5%, Due 5/13) (3)	4,565,000	4,525,929	4,525,929

		Membership Interest (125,000 units) (4)		125,000	182,100

Mac & Massey Holdings, LLC (Grocery)	Broker and distributor of ingredients to manufacturers of food products	Senior Subordinated Debt (15.8%, Due 2/13) (2) (3)	8,303,730	8,280,201	8,280,201

		Common Stock (250 shares) (4)		235,128	469,976

Northwestern Management Services, LLC (Healthcare, Education & Childcare)	Provider of dental services	Revolving Line of Credit (5.8%, Due 12/12) (3)	125,000	118,159	118,159

		Senior Secured Term Loan A (4.3%, Due 12/12) (3)	5,049,874	5,012,776	4,696,776

		Senior Secured Term Loan B (4.8%, Due 12/12) (3)	1,228,125	1,218,838	1,142,038

		Junior Secured Term Loan (15.0%, Due 6/13) (2) (3)	2,904,561	2,884,791	2,785,091

		Common Stock (500 shares) (4)		500,000	450,500

Prince Mineral Company, Inc. (Metals & Minerals)	Manufacturer of pigments	Junior Secured Term Loan (5.5%, Due 12/12) (3)	11,200,000	11,078,557	11,078,557

		Senior Subordinated Debt (14.0%, Due 7/13) (2) (3)	12,126,568	12,032,680	12,032,680

Quartermaster, Inc. (Retail Stores)	Retailer of uniforms and tactical equipment to law enforcement and security professionals	Revolving Line of Credit (5.9%, Due 12/10) (3)	3,000,000	2,988,297	2,988,297

		Senior Secured Term Loan A (5.7%, Due 12/10) (3)	2,271,000	2,256,498	2,256,498

		Senior Secured Term Loan B (7.0%, Due 12/10) (3)	2,525,000	2,514,665	2,514,665

		Senior Secured Term Loan C (15.0%, Due 12/11) (2) (3)	3,477,752	3,459,794	3,459,794

R-O-M Corporation (Automobile)	Manufacturer of doors, ramps and bulk heads for fire trucks and food transportation	Senior Secured Term Loan A (3.0%, Due 2/13) (3)	5,470,000	5,699,316	5,189,516

		Senior Secured Term Loan B (4.5%, Due 5/13) (3)	8,314,875	8,238,981	7,500,480

		Senior Subordinated Debt (15.0%, Due 8/13) (3)	7,208,688	7,131,815	7,131,815

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Total Non-control/non-affiliate investments (represents 74.2% of total investments at fair value)				$206,077,578	$190,913,655

Total Investments				$305,230,871	$257,432,323

(1)	Affiliate investments are generally defined under the Investment Company Act of 1940, as amended (the “1940 Act”), as companies in which the Company owns at least 5% but not more than 25% of the voting securities of the company. Control investments are generally defined under the 1940 Act as companies in which the Company owns more than 25% of the voting securities of the company or has greater than 50% representation on its board.

(2)	Amount includes payment-in-kind (PIK) interest or dividends.

(3)	Pledged as collateral under the Company’s Amended Securitization Facility. See Note 7 to Consolidated Financial Statements.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.

(6)	Syndicated investment which has been originated by another financial institution and broadly distributed.
See Notes to Consolidated Financial Statements

PATRIOT CAPITAL FUNDING, INC.
Consolidated Schedule of Investments
December 31, 2008

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Control investments:

Encore Legal Solutions, Inc. (Printing & Publishing)	Legal document management services	Junior Secured Term Loan A (6.2%, Due 12/10) (2) (3)	$4,020,456	$4,007,366	$3,537,910

		Junior Secured Term Loan B (9.2%, Due 12/10) (2) (3)	7,390,687	7,355,975	6,492,888

		Common Stock (30,000 shares)(4)		5,159,567	326,900

Fischbein, LLC (Machinery)	Designer and manufacturer of packaging equipment	Senior Subordinated Debt (16.5%, Due 5/13) (2) (3)	3,492,760	3,471,147	3,540,987

		Membership Interest - Class A (2,800,000 units) (4)		2,800,000	3,876,000

Nupla Corporation (Home & Office Furnishings, Housewares & Durable Consumer Products)	Manufacturer and marketer of professional high-grade fiberglass-handled striking and digging tools	Revolving Line of Credit (7.3%, Due 9/12) (3)	870,000	856,425	856,425

		Senior Secured Term Loan A (8.0%, Due 9/12) (3)	5,354,688	5,315,741	5,166,852

		Senior Subordinated Debt (15.0%, Due 3/13) (2) (3)	3,123,084	3,102,059	2,192,375

		Preferred Stock Class A (475 shares) (2)		550,584	15,900

		Preferred Stock Class B (1,045 shares) (2)		1,101,001	1,101,500

		Common Stock (1,140,584 shares) (4)		80,000	—

Sidump’r Trailer Company, Inc. (Automobile)	Manufacturer of side dump trailers	Revolving Line of Credit (7.3%, Due 1/11) (3)	950,000	934,432	934,432

		Senior Secured Term Loan A (7.3%, Due 1/11) (3)	2,047,500	2,036,677	2,036,677

		Senior Secured Term Loan B (8.8%, Due 1/11) (3)	2,320,625	2,301,926	—

		Senior Secured Term Loan C (16.5%, Due 7/11) (2) (3)	2,406,374	2,253,829	—

		Senior Secured Term Loan D (7.3%, Due 7/11)	1,700,000	1,700,000	348,200

		Preferred Stock (49,635.5 shares) (2)		165,730	—

		Common Stock (64,050 shares) (4)		25	—

Total Control investments (represents 9.4% of total investments at fair value)				$43,192,484	$30,427,046

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Affiliate investments:

Boxercraft Incorporated (Textiles & Leather)	Supplier of spiritwear and campus apparel	Senior Secured Term Loan A (8.0%, Due 9/13) (3)	5,328,125	5,273,766	5,273,766

		Senior Secured Term Loan B (8.5%, Due 9/13) (3)	5,486,250	5,429,567	5,429,567

		Senior Subordinated Debt (16.8%, Due 3/14) (2) (3)	6,591,375	6,524,347	6,524,347

		Preferred Stock (1,000,000 shares) (4)		1,029,722	849,500

		Common Stock (10,000 shares) (4)		100	—

KTPS Holdings, LLC (Textiles & Leather)	Manufacturer and distributor of specialty pet products	Revolving Line of Credit (5.0%, Due 1/12) (3)	1,000,000	986,840	986,840

		Senior Secured Term Loan A (5.1%, Due 1/12) (3)	4,996,875	4,950,978	4,951,005

		Senior Secured Term Loan B (12.0%, Due 1/12) (3)	465,000	460,265	460,265

		Junior Secured Term Loan (15.0%, Due 3/12) (2) (3)	4,207,806	4,172,076	4,172,076

		Membership Interest - Class A (730.02 units) (4)		730,020	721,200

		Membership Interest - Common (199,795.08 units) (4)		—	—

Smart, LLC (5) (Diversified/Conglomerate Service)	Provider of tuition management services	Membership Interest - Class B (1,218 units) (4)		1,280,403	311,500

		Membership Interest - Class D (1 unit) (4)		290,333	312,000

Sport Helmets Holdings, LLC (5) (Personal & Nondurable Consumer Products)	Manufacturer of protective headgear	Senior Secured Term Loan A (5.9%, Due 12/13) (3)	4,500,000	4,445,614	4,282,314

		Senior Secured Term Loan B (6.4%, Due 12/13) (3)	7,500,000	7,400,148	7,128,048

		Senior Subordinated Debt - Series A (15.0%, Due 6/14) (2) (3)	7,000,000	6,896,866	6,896,866

		Senior Subordinated Debt - Series B (15.0%, Due 6/14) (2)	1,258,488	1,258,488	1,258,488

		Common Stock (20,000 shares)(4)		2,000,000	1,899,300

Total Affiliate investments (represents 16.0% of total investments at fair value)				$53,129,533	$51,457,082

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Non-control/non-affiliate investments:

ADAPCO, Inc. (Ecological)	Distributor of specialty chemicals and contract application services	Senior Secured Term Loan A (11.5%, Due 6/11) (3)	$8,103,125	$8,056,102	$8,056,102

		Common Stock (5,000 shares) (4)		500,000	108,800

Aircraft Fasteners International, LLC (Machinery)	Distributor of fasteners and related hardware for use in aerospace, electronics and defense industries	Senior Secured Term Loan (4.1%, Due 11/12) (3)	5,528,000	5,446,932	5,208,632

		Junior Secured Term Loan (14.0%, Due 5/13) (2) (3)	5,306,249	5,242,761	5,242,761

		Convertible Preferred Stock (32,500 shares) (2)		273,397	503,600

Allied Defense Group, Inc. (Aerospace & Defense)	Diversified defense company	Common Stock (4,000 shares) (4)		463,168	173,600

Arrowhead General Insurance Agency, Inc. (6) (Insurance)	Insurance agency and program specialist	Junior Secured Term Loan (7.7%, Due 2/13) (3)	5,000,000	5,000,000	4,048,200

Aylward Enterprises, LLC (5) (Machinery)	Manufacturer of packaging equipment	Revolving Line of Credit (10.0%, Due 2/12) (3)	$3,700,000	$3,647,158	$3,647,158

		Senior Secured Term Loan A (11.6%, Due 2/12) (3)	8,085,938	7,999,958	3,572,320

		Senior Subordinated Debt (22.0%, Due 8/12) (2)	7,328,591	6,747,301	—

		Subordinated Member Note (8.0%, Due 2/13) (2)	151,527	148,491	—

		Membership Interest (1,250,000 units) (4)		1,250,000	—

Borga, Inc. (Mining, Steel, Iron & Nonprecious Metals)	Manufacturer of pre-fabricated metal building systems	Revolving Line of Credit (4.9%, Due 5/10) (3)	800,000	793,950	793,950

		Senior Secured Term Loan A (5.4%, Due 5/09) (3)	328,116	325,903	325,903

		Senior Secured Term Loan B (8.4%, Due 5/10) (3)	1,635,341	1,617,095	1,617,095

		Senior Secured Term Loan C (16.0%, Due 5/10) (2) (3)	8,117,266	8,074,916	8,074,916

		Common Stock Warrants (33,750 warrants) (4)		14,805	—

Caleel + Hayden, LLC (5) (Personal & Nondurable Consumer Products)	Provider of proprietary branded professional skincare and cosmetic products to physicians and spa communities	Junior Secured Term Loan B (4.7%, Due 11/11) (3)	10,771,562	10,668,072	10,668,072

		Senior Subordinated Debt (14.5%, Due 11/12) (3)	6,250,000	6,190,008	6,252,608

		Common Stock (7,500 shares) (4)		750,000	862,100

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

CDW Corporation (6) (Electronics)	Direct marketer of computer and peripheral equipment	Senior Secured Term Loan (6.7%, Due 10/14)	2,000,000	1,780,924	920,000

CS Operating, LLC (5) (Buildings & Real Estate)	Provider of maintenance, repair and replacement of HVAC, electrical, plumbing, and foundation repair	Revolving Line of Credit (6.8%, Due 1/13) (3)	200,000	194,564	194,564

		Senior Secured Term Loan A (6.6%, Due 7/12) (3)	1,855,064	1,832,122	1,832,122

		Senior Subordinated Debt (16.5%, Due 1/13) (2) (3)	2,616,863	2,586,496	2,586,496

Copernicus Group (Healthcare, Education & Childcare)	Provider of clinical trial review services	Revolving Line of Credit (8.8%, Due 10/13) (3)	150,000	130,753	130,753

		Senior Secured Term Loan A (9.0%, Due 10/13) (3)	8,043,750	7,917,470	7,917,470

		Senior Subordinated Debt (16.0%, Due 4/14) (3)	12,112,000	11,926,408	11,926,408

		Preferred Stock - Series A (1,000,000 shares) (4)		1,000,000	1,033,000

Copperhead Chemical Company, Inc. (Chemicals, Plastics & Rubber)	Manufacturer of bulk pharmaceuticals	Senior Subordinated Debt (21.0%, Due 1/13) (2) (3)	3,693,195	3,664,655	3,664,655

Custom Direct, Inc. (6) (Printing & Publishing)	Direct marketer of checks and other financial products and services	Senior Secured Term Loan (4.2%, Due 12/13) (3)	1,847,386	1,603,118	1,330,100

		Junior Secured Term Loan (7.5%, Due 12/14) (3)	2,000,000	2,000,000	880,000

Dover Saddlery, Inc. (Retail Stores)	Equestrian products catalog retailer	Common Stock (30,974 shares) (4)		148,200	41,500

Employbridge Holding Company (5) (6) (Personal, Food & Miscellaneous Services)	A provider of specialized staffing services	Junior Secured Term Loan (10.4%, Due 10/13) (3)	3,000,000	3,000,000	1,050,000

EXL Acquisition Corp. (Electronics)	Manufacturer of lab testing supplies	Senior Secured Term Loan A (6.6%, Due 3/11) (3)	3,278,998	3,258,757	3,072,159

		Senior Secured Term Loan B (6.9%, Due 3/12) (3)	4,499,911	4,452,650	4,196,539

		Senior Secured Term Loan C (7.4%, Due 3/12) (3)	2,775,439	2,737,602	2,579,563

		Senior Secured Term Loan D (15.0%, Due 3/12) (3)	6,557,997	6,501,063	6,501,063

		Common Stock - Class A (2,475 shares) (4)		2,475	269,000

		Common Stock - Class B (25 shares) (2)		279,222	281,900

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Fairchild Industrial Products, Co. (Electronics)	Manufacturer of industrial controls and power transmission products	Senior Secured Term Loan A (5.8%, Due 7/10) (3)	1,690,402	1,678,459	1,652,157

		Senior Secured Term Loan B (7.7%, Due 1/11) (3)	4,477,500	4,448,975	4,379,475

		Senior Subordinated Debt (14.8%, Due 7/11) (3)	5,460,000	5,418,066	5,418,066

		Preferred Stock - Class A (378.4 shares) (2)		353,573	353,573

		Common Stock - Class B (27.5 shares) (4)		121,598	410,000

Hudson Products Holdings, Inc. (6) (Mining, Steel, Iron & Nonprecious Metals)	Manufactures and designs air-cooled heat exchanger equipment	Senior Secured Term Loan (8.0%, Due 8/15) (3)	7,481,250	7,265,876	6,433,900

Impact Products, LLC (Machinery)	Distributor of janitorial supplies	Junior Secured Term Loan (7.0%, Due 9/12) (3)	8,893,750	8,839,775	8,418,625

		Senior Subordinated Debt (15.0%, Due 9/12) (3)	5,547,993	5,517,791	5,517,791

Keltner Enterprises, LLC (5) (Oil & Gas)	Distributor of automotive oils, chemicals and parts	Senior Subordinated Debt (14.0%, Due 12/11) (3)	3,850,000	3,840,677	3,840,677

Label Corp Holdings, Inc. (6) (Printing & Publishing)	Manufacturer of prime labels	Senior Secured Term Loan (8.0%, Due 8/14) (3)	6,483,750	6,176,385	5,592,200

L.A. Spas, Inc. (Chemicals, Plastics & Rubber)	Manufacturer of above ground spas	Revolving Line of Credit (8.8%, Due 12/09) (3)	1,000,000	990,794	990,794

		Senior Secured Term Loan (8.8%, Due 12/09) (3)	4,165,430	4,092,364	4,092,364

		Senior Subordinated Debt (17.5%, Due 1/10) (2) (3)	8,011,600	7,907,534	599,193

		Common Stock (250,000 shares) (4)		100	—

		Common Stock Warrants (13,828 warrants) (4)		3,963	—

LHC Holdings Corp. (Healthcare, Education & Childcare)	Provider of home healthcare services	Senior Secured Term Loan A (4.5%, Due 11/12) (3)	4,100,403	4,057,774	3,927,171

		Senior Subordinated Debt (14.5%, Due 5/13) (3)	4,565,000	4,517,936	4,517,936

		Membership Interest (1,25,000 units) (4)		125,000	159,500

Mac & Massey Holdings, LLC (Grocery)	Broker and distributor of ingredients to manufacturers of food products	Senior Subordinated Debt (16.5%, Due 2/13) (2) (3)	7,942,142	7,913,369	7,913,369

		Common Stock (250 shares) (4)		242,820	365,200

Company(1)
(Industry)	Company Description	Investment	Principal	Cost	Value

Northwestern Management Services, LLC (Healthcare, Education & Childcare)	Provider of dental services	Senior Secured Term Loan A (4.5%, Due 12/12) (3)	5,580,000	5,531,693	5,531,693

		Senior Secured Term Loan B (5.0%, Due 12/12) (3)	1,237,500	1,226,436	1,226,436

		Junior Secured Term Loan (15.0%, Due 6/13) (2) (3)	2,839,310	2,815,535	2,815,535

		Common Stock (500 shares) (4)		500,000	315,200

Prince Mineral Company, Inc. (Metals & Minerals)	Manufacturer of pigments	Junior Secured Term Loan (5.5%, Due 12/12) (3)	11,275,000	11,131,129	10,750,129

		Senior Subordinated Debt (14.0%, Due 7/13) (2) (3)	12,034,071	11,918,351	11,703,780

Quartermaster, Inc. (Retail Stores)	Retailer of uniforms and tactical equipment to law enforcement and security professionals	Revolving Line of Credit (6.7%, Due 12/10) (3)	1,750,000	1,731,275	1,731,275

		Senior Secured Term Loan A (6.8%, Due 12/10) (3)	3,225,250	3,197,369	3,197,369

		Senior Secured Term Loan B (8.1%, Due 12/10) (3)	2,543,750	2,526,377	2,526,377

		Senior Secured Term Loan C (15.0%, Due 12/11) (2) (3)	3,399,818	3,375,763	3,375,763

R-O-M Corporation (Automobile)	Manufacturer of doors, ramps and bulk heads for fire trucks and food transportation	Senior Secured Term Loan A (3.4%, Due 2/13) (3)	6,640,000	6,582,627	6,266,127

		Senior Secured Term Loan B (4.9%, Due 5/13) (3)	8,379,000	8,290,058	7,890,766

		Senior Subordinated Debt (15.0%, Due 8/13) (3)	9,100,000	9,011,070	9,011,070

Total Non-control/non-affiliate investments (represents 74.6% of total investments at fair value)				$269,577,008	$240,486,620

Total Investments				$365,899,025	$322,370,748

(1)	Affiliate investments are generally defined under the Investment Company Act of 1940, as amended (the “1940 Act”), as companies in which the Company owns at least 5% but not more than 25% of the voting securities of the company. Control investments are generally defined under the 1940 Act as companies in which the Company owns more than 25% of the voting securities of the company or has greater than 50% representation on its board.

(2)	Amount includes payment-in-kind (PIK) interest or dividends.

(3)	Pledged as collateral under the Company’s Amended Securitization Facility. See Note 7 to Consolidated Financial Statements.

(4)	Non-income producing.

(5)	Some of the investments listed are issued by an affiliate of the listed portfolio company.

(6)	Syndicated investment which has been originated by another financial institution and broadly distributed.
See Notes to Consolidated Financial Statements

Patriot Capital Funding, Inc.
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Description of Business
Description of Business
Patriot Capital Funding, Inc. (the “Company” or “Patriot Capital”) is a specialty finance company that provides customized financing solutions to small- to mid-sized companies. The Company typically invests in companies with annual revenues between $10 million and $100 million, and companies which operate in diverse industry sectors. Investments usually take the form of senior secured loans, junior secured loans and subordinated debt investments — which may contain equity or equity-related instruments. The Company also offers “one-stop” financing, which typically includes a revolving credit line, one or more senior secured term loans and a subordinated debt investment.
The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has also previously elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).
Note 2. Going Concern
The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, on April 3, 2009, a termination event occurred under the Company’s second amended and restated securitization revolving credit facility (the “Amended Securitization Facility”) with an entity affiliated with BMO Capital Markets Corp. and Branch Banking and Trust Company due to the amount of the Company’s advances outstanding under the Amended Securitization Facility exceeding the maximum availability under the Amended Securitization Facility for more than three consecutive business days. The maximum availability under the Amended Securitization Facility is determined by, among other things, the fair market value of all eligible loans serving as collateral under the Amended Securitization Facility. Because the fair market value of certain eligible loans decreased at December 31, 2008, the Company’s advances outstanding under the facility exceeded the maximum availability under the Amended Securitization Facility. This determination was made in connection with the delivery of a borrowing base report to the facility lenders on March 31, 2009, which disclosed that the Company was under-collateralized by approximately $9.8 million. As of such date, the Company had $157.6 million outstanding under the Amended Securitization Facility. On September 30, 2009, $112.7 million was outstanding under the Amended Securitization Facility.
As a result of the occurrence of the termination event under the Amended Securitization Facility, the Company can no longer request additional advances under the Amended Securitization Facility. In addition, the interest rate payable under the Amended Securitization Facility increased from the commercial paper rate plus 1.75% to the prime rate plus 3.75%. Also, the terms of the Amended Securitization Facility require that all principal, interest and fees collected from the debt investments secured by the Amended Securitization Facility must be used to pay down amounts outstanding under the Amended Securitization Facility within 24 months following the date of the termination event. The Amended Securitization Facility also permits the lenders, upon notice to the Company, to accelerate amounts outstanding under the Amended Securitization Facility and exercise other rights and remedies provided by the Amended Securitization Facility, including the right to sell the collateral under the Amended Securitization Facility. As of the date hereof, the Company has not received any such notice from the lenders. At September 30, 2009, the interest rate under the Amended Securitization Facility was 7.0%.
These matters raise substantial doubt about the Company’s ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company’s ability to meet its financing requirements, raise additional capital, and the success of its future operations. In addition, because substantially all of the Company’s debt investments are secured by the Company’s Amended Securitization Facility, the Company cannot provide any assurance that it will have sufficient cash and liquid assets to fund its operations and dividend distributions to its stockholders. If the Company does not distribute at least a certain percentage of its taxable income annually, it will suffer adverse tax consequences, including possible loss of its status as a RIC. The Company entered into an Agreement and Plan of Merger with Prospect Capital Corporation on August 3, 2009 (see Note 3. Proposed Merger). There can be no assurance that the proposed merger will be consummated. The financial statements do not include any adjustments that might result from these uncertainties.
Note 3. Proposed Merger
On August 3, 2009, the Company and Prospect Capital Corporation (“Prospect Capital”) entered into an Agreement and Plan of Merger, (the “Merger Agreement”), pursuant to which the Company will merge with and into Prospect Capital, with Prospect Capital continuing as the surviving company (the “Merger”). In accordance with the terms and conditions of the Merger Agreement, if the

Merger is completed, each issued and outstanding share of the Company’s common stock will be converted into 0.3992 shares of Prospect Capital’s common stock and any fractional shares resulting from the application of the exchange ratio will be paid in cash. The exchange ratio will be adjusted for any dividend(s) the Company may declare prior to the closing of the Merger. If not exercised prior to completion of the Merger, outstanding Company stock options will vest and be cancelled in exchange for the payment in cash to the holder of these stock options of $0.01 per share of the Company’s common stock into which these options are exercisable. Further, in connection with the Merger, each share of the Company’s restricted stock then outstanding will vest and all restrictions with respect to such shares of restricted stock will lapse. In addition, (a) a number of shares of each holder of restricted stock will be cancelled in exchange for the cash value per share of Prospect Capital’s common stock into which it is convertible at the time of the consummation of the Merger in an amount estimated to be sufficient to pay applicable taxes in connection with the vesting of such shares and (b) the remaining number of shares of restricted stock will be converted in the Merger into shares of Prospect Capital’s common stock on the same terms as all other shares of the Company’s common stock. In connection with the completion of the Merger, Prospect Capital will pay off the outstanding principal and accrued interest and up to $1.35 million of related fees and expenses due under the Company’s Amended Securitization Facility. As of September 30, 2009, there was approximately $112.7 million outstanding under the Amended Securitization Facility. Further, as a condition to Prospect Capital agreeing to execute the Merger Agreement, the Company agreed to reverse, immediately prior to the Merger, the $11.8 million federal income tax ordinary loss deduction that it previously disclosed it would incur with respect to its investments in L.A. Spas, Inc. As a result, the Company estimates that distributable income for RIC purposes at September 30, 2009 would have been $9.4 million. If the Merger is approved by the Company’s shareholders, immediately prior to the Merger, the Company will pay a dividend in the amount of its cumulative distributable income for RIC purposes, which will be payable 10% in cash and 90% in common stock (see Note 16. Subsequent Events).
The Merger Agreement also contains certain termination rights for the Company and Prospect Capital, as the case may be, including: if the Merger has not been completed by December 15, 2009; if there is a breach by the other party that is not or cannot be cured within 30 days’ notice of such breach and such breach would result in a failure of the conditions to closing set forth in the Merger Agreement; if the Board of Directors of the Company fails to recommend the Merger to its stockholders; if the Company breaches its obligations in any material respect regarding any alternative business combination proposals; or if the Company’s stockholders have voted to not approve the Merger. In addition, the Merger Agreement provides that, in connection with the termination of the Merger Agreement, under specified circumstances, the Company may be required to pay Prospect Capital a termination fee equal to $3.2 million and/or up to $250,000 to reimburse certain expenses and make certain other payments.
On October 26, 2009, the Company filed a definitive proxy statement calling for a special meeting of shareholders to be held on November 18, 2009 to vote on the proposed merger with Prospect Capital. The Company’s shareholders at the close of business on October 21, 2009 will be eligible to vote at the special meeting on the proposed merger. If approved the Merger should occur shortly after the shareholder vote but is subject to certain additional conditions including, among others, accuracy of the representations and warranties of the other party and compliance by the other party with its obligations under the Merger Agreement.
Note 4. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements reflect the consolidated accounts of the Company and its special purpose financing subsidiary, Patriot Capital Funding, LLC I (see Note 7. Borrowings), with all significant intercompany balances eliminated. The financial results of the Company’s portfolio investments are not consolidated in the Company’s financial statements.
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
Recent Accounting Pronouncements
Effective January 1, 2009, the Company adopted guidance included in FASB Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging”, (which substantially incorporated the superseded Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”). The guidance requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. The Company’s adoption of the guidance has not impacted the results of operations or financial condition; however, derivative instruments and hedging activities disclosure has been expanded, as disclosed in Note 13. Hedging Activities.

Effective January 1, 2009, the Company adopted the guidance in ASC Topic 260, “Earnings Per Share”, (substantially incorporating FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”), with respect to participating securities. The guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. Under the guidance, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior period EPS data must be adjusted retrospectively. There is no effect in periods where there are net losses, as the unvested restricted shares do not participate in net losses and thus are not considered in determining basic EPS. Upon adoption, with respect to participating securities, the inclusion of unvested restricted stock issued under the Company’s employee restricted stock plan implemented in August 2008, did not have an effect on the Company’s calculation of earnings per share for the three month and the nine month periods ended September 30, 2008.
In October 2008 and April 2009, the FASB issued supplemental guidance on determining fair value when markets are not active, when volume and activity levels have decreased significantly or when transactions are not orderly. Since adopting the principles of fair value included in ASC Topic 820, “Fair Value Measurements and Disclosures” in January 2008, the Company’s practices for determining fair value and for disclosures about the fair value of the investments in its portfolio have been, and continue to be, consistent with the guidance provided in the supplemental guidance. Therefore, the Company’s adoption of these items has not had any effect on its financial position or results of operations (see Note 5. Investments).
Effective April 1, 2009, the Company adopted the provisions of ASC Topic 855, “Subsequent Events,” (incorporating SFAS No. 165, “Subsequent Events”). Such guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.
Effective July 1, 2009, the Company adopted FASB’s Accounting Standards Update 2009-01 which established ASC Topic 105, “Generally Accepted Accounting Principles” (incorporating SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,”) which establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to companies.
In August 2009, the FASB issued Accounting Standards Update ASU 2009-05, “Measuring Liabilities at Fair Value, to amend FASB Accounting Standards Codification ASC 820, Fair Value Measurements and Disclosures,” to clarify how entities should estimate the fair value of liabilities. ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. The amended guidance in ASC 820 on measuring liabilities at fair value is effective for the first interim or annual reporting period beginning after August 28, 2009, with earlier application permitted. The Company does not believe that the adoption of the amended guidance in ASC 820 will have a significant effect on its consolidated financial statements.
In October 2009, the FASB issued Accounting Standards Update ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” — a consensus of the FASB Emerging Issues Task Force, to amend certain guidance in FASB Accounting Standards Codification ASC 605, Revenue Recognition, 25, “Multiple-Element Arrangements”. The amended guidance in ASC 605-25 (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. The amended guidance in ASC 605-25 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company expects to prospectively apply the amended guidance in ASC 605-25 beginning January 1, 2010. The Company does not believe that the adoption of the amendments to ASC 605-25 will have a significant effect on its consolidated financial statements.
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
Federal Income Taxes
The Company has elected to be treated as a RIC under the Code. The Company’s RIC tax year was initially filed on a July 31 basis. On February 11, 2008, the Company was granted permission by the Internal Revenue Service to change its RIC tax year from July 31 to December 31, effective on December 31, 2007. Accordingly, the Company filed a short period tax return from August 1, 2007 through December 31, 2007, and will file on a calendar year basis for 2008 and thereafter. The Company’s policy has historically been to comply with the requirements of the Code that are applicable to RICs and to distribute substantially all of its taxable income to its stockholders. In light of the matters described in Note 2, it may not be possible for the Company to continue to comply with these requirements. However, the Company intends to take all steps possible to maintain its RIC tax status. Therefore, no federal income tax provision is included in the accompanying financial statements. However, to the extent that the Company is not able to maintain its RIC tax status, it may incur tax liability not currently provided for in the Company’s balance sheet. If the Merger is approved by the Company’s shareholders, immediately prior to the Merger, the Company will pay a final dividend in an amount equal to all of its undistributed net ordinary income and capital gains through the closing date of the Merger. It is currently estimated that the amount of the final dividend will be $0.38 per share assuming that the merger closes on December 2, 2009. The actual amount of the final dividend may be more or less than the estimated amount and will be determined immediately prior to the closing of the merger. In accordance with a recent IRS revenue procedure, the dividend will be payable up to 10% in cash and at least 90% in newly issued shares of the Company’s common stock.
Dividends Paid
Distributions to stockholders are recorded on the declaration date. The Company is required to pay out to its shareholders at least 90% of its net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses for each taxable year in order to be eligible for the tax benefits allowed to a RIC under Subchapter M of the Code. Historically it has been the policy of the Company to pay out as a dividend all or substantially all of those amounts. The amount to be paid out as a dividend has traditionally been determined by the Board of Directors each quarter based on the annual estimate of the Company’s taxable income by the management of the Company. At its year-end the Company may pay a bonus distribution, in addition to the other distributions, to ensure that it has paid out at least 90% of its net ordinary taxable income and net realized short-term capital gains in excess of net realized long-term capital losses for the year. See Note 3. for a discussion of the final dividend the Company has declared to be paid immediately prior to the merger. Through December 31, 2008, the Company has made all required distributions on its 2008 distributable income to satisfy its RIC requirements.
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
Consideration of Subsequent Events.
The Company evaluated events and transactions occurring after September 30, 2009 through November 12, 2009, the date these consolidated interim financial statements were issued, to identify subsequent events which may need to be recognized or non-recognizable events which would need to be disclosed. No recognizable events were identified (see Note 16. Subsequent Events for non-recognizable events or transactions identified for disclosure).
Note 5. Investments
As described below (see Note 6. Fair Value Measurements), the Company accounts for its portfolio investments at fair value as defined by ASC Topic 820. At September 30, 2009 and December 31, 2008, investments consisted of the following:

	September 30, 2009		December 31, 2008
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$289,057,140	$248,042,057	$344,683,219	$308,079,975
Investments in equity securities	16,173,731	9,390,266	21,215,806	14,290,773

Total	$305,230,871	$257,432,323	$365,899,025	$322,370,748

At September 30, 2009 and December 31, 2008, $99.4 million and $123.5 million, respectively, of the Company’s portfolio investments at fair value were at fixed rates, which represented approximately 39% and 38%, respectively, of the Company’s total portfolio of investments at fair value. The Company generally structures its subordinated debt at fixed rates, while most of its senior secured and junior secured loans are at variable rates determined on the basis of a benchmark LIBOR or prime rate. The Company’s loans generally have stated maturities ranging from 4 to 7.5 years.
At September 30, 2009 and December 31, 2008, the Company had equity investments and warrant positions designed to provide the Company with an opportunity for an enhanced internal rate of return. These instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains.
During the three months ended September 30, 2009, the Company realized a loss of $17.7 million on investments principally from the sale of three investments, one of which was from a syndicated loan. During the nine months ended September 30, 2009, the Company realized a net loss of $29.7 million on investments primarily from the sale of four investments, two of which were from syndicated loans. During the three months ended September 30, 2008, the Company realized a net gain of $456,000 principally from the sale of one equity investment. During the nine months ended September 30, 2008, the Company realized a net gain of $22,000, which related to the sale of one debt investment and the sale of one equity investment, offset by the cancellation of warrants which the Company had previously written down to zero. During the three and nine months ended September 30, 2009 the Company recorded unrealized appreciation (depreciation) of $12.8 million and $(4.1) million, respectively, and during the three and nine months ended September 30, 2008, the Company recorded unrealized depreciation of $7.1 million and $20.4 million, respectively.
The composition of the Company’s investments as of September 30, 2009 and December 31, 2008 at cost and fair value was as follows:

	September 30, 2009				December 31, 2008
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Senior Secured Debt	$151,762,717	49.7%	$125,895,068	48.9%	$171,889,470	47.0%	$156,638,667	48.6%
Junior Secured Debt	49,636,976	16.3	46,846,973	18.2	64,232,689	17.5	58,076,196	18.0
Subordinated Debt	87,657,447	28.7	75,300,016	29.3	108,561,060	29.7	93,365,112	29.0
Warrants / Equity	16,173,731	5.3	9,390,266	3.6	21,215,806	5.8	14,290,773	4.4

Total	$305,230,871	100.0%	$257,432,323	100.0%	$365,899,025	100.0%	$322,370,748	100.0%

(1)	Represents percentage of total portfolio.
The composition of the Company’s investment portfolio by industry sector, using Moody’s Industry Classifications as of September 30, 2009 and December 31, 2008 at cost and fair value was as follows:

	September 30, 2009				December 31, 2008
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Machinery	$51,630,468	16.9%	$36,317,853	14.1%	$51,384,711	14.0%	$39,527,874	12.3%
Personal & Nondurable Consumer Products	38,542,006	12.6	35,301,536	13.7	39,609,196	10.8	39,247,796	12.2
Health Care, Education & Childcare	38,478,623	12.6	35,673,123	13.9	39,749,005	10.9	39,501,102	12.2
Automobile	30,462,731	10.0	22,205,720	8.6	33,276,374	9.1	26,487,272	8.2
Textiles & Leather	28,827,184	9.4	27,472,364	10.7	29,557,681	8.1	29,368,566	9.1
Metals & Minerals	23,111,237	7.6	23,111,237	9.0	23,049,480	6.3	22,453,909	7.0
Mining, Steel, Iron & Nonprecious Metals	18,001,311	5.9	10,687,048	4.1	18,092,545	4.9	17,245,764	5.3
Electronics	15,798,122	5.2	15,698,746	6.1	31,033,364	8.5	30,033,495	9.3
Retail Stores	11,367,454	3.7	11,286,420	4.4	10,978,984	3.0	10,872,284	3.4
Housewares & Durable Consumer Products	11,110,217	3.6	6,577,119	2.5	11,005,810	3.0	9,333,052	2.9
Printing & Publishing	9,159,502	3.0	7,550,800	2.9	26,302,411	7.2	18,159,998	5.6
Ecological	8,724,829	2.9	8,412,229	3.3	8,556,102	2.3	8,164,902	2.5
Grocery	8,515,329	2.8	8,750,177	3.4	8,156,189	2.2	8,278,569	2.6
Insurance	5,052,366	1.7	3,826,463	1.5	5,000,000	1.4	4,048,200	1.3
Buildings & Real Estate	4,415,588	1.5	4,415,588	1.7	4,613,182	1.3	4,613,182	1.4
Diversified/Conglomerate Service	1,570,736	0.5	—	—	1,570,736	0.4	623,500	0.2
Aerospace & Defense	463,168	0.1	145,900	0.1	463,168	0.1	173,600	0.1
Chemicals, Plastic & Rubber	—	—	—	—	16,659,410	4.6	9,347,006	2.9
Oil & Gas	—	—	—	—	3,840,677	1.1	3,840,677	1.2
Personal, Food & Miscellaneous Services	—	—	—	—	3,000,000	0.8	1,050,000	0.3

Total	$305,230,871	100.0%	$257,432,323	100.0%	$365,899,025	100.0%	$322,370,748	100.0%

(1)	Represents percentage of total portfolio.
As required by the 1940 Act, the Company classifies its investments by level of control. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act. The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company. “Non-Control/Non-Affiliate Investments” are those investments that are neither Control Investments nor Affiliate Investments. At September 30, 2009 and December 31, 2008,

the Company owned greater than 5% but less than 25% of the voting securities in four investments. At September 30, 2009 and December 31, 2008, the Company owned 25% or more of the voting securities in four investments.
Note 6. Fair Value Measurements
The Company accounts for its portfolio investments and interest rate swaps at fair value. ASC Topic 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. Fair value is defined as the price that would be established to sell an asset or transfer a liability in an orderly transaction between market participants in what would be the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined in ASC Topic 820 and directly related to the amount of subjectivity associated with the inputs to determining the fair value of these assets and liabilities, are as follows:
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
The following table presents the financial instruments carried at fair value as of September 30, 2009, by caption on the Consolidated Balance Sheet for each of the three levels of the fair value hierarchy.

	As of September 30, 2009
		Internal Models	Internal Models
	Quoted Market	with Significant	with Significant	Total Fair Value
	Prices in Active	Observable Market	Unobservable Market	Reported in
	Markets	Parameters	Parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Investments:

Non-affiliate investments	$213,066	$17,502,923	$173,197,666	$190,913,655
Affiliate investments	—	—	45,953,070	45,953,070
Control investments	—	—	20,565,598	20,565,598

Total investments at fair value	$213,066	$17,502,923	$239,716,334	$257,432,323

The following table provides a roll-forward in the changes in fair value from December 31, 2008 to September 30, 2009, for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are the most significant to the overall fair value measurement. However, Level 3 financial instruments also typically include, in addition to the unobservable or Level 3 components, observable components (that is, Level 1 and Level 2 components that are actively quoted and can be validated to external sources). Accordingly, the appreciation (depreciation) in the table below includes changes in fair value due in part to observable Level 1 and Level 2 factors that are part of the valuation methodology.

	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate	Affiliate	Control
	Investments	Investments	Investments	Total

Fair Value December 31, 2008	$220,017,120	$51,457,082	$30,427,046	$301,901,248
Total realized losses	—	—	(26,700,640)	(26,700,640)
Change in unrealized depreciation	(8,579,846)	(4,495,048)	6,360,208	(6,714,686	)(1)
Purchases, issuances, settlements and other, net	(25,337,778)	(1,008,964)	(2,422,846)	(28,769,588)
Transfers within Level 3	(12,901,830)	—	12,901,830	—
Transfers in (out) of Level 3	—	—	—	—

Fair value as of September 30, 2009	$173,197,666	$45,953,070	$20,565,598	$239,716,334

(1)	Relates to assets held at September 30, 2009
The Company estimates the fair value of its Level 3 debt investments by first estimating the enterprise value of the portfolio company which issued the debt investment and augments the valuation techniques it uses to estimate the fair value of its debt investments where there is not a readily available market value (Level 3). To estimate the enterprise value of a portfolio company, the Company analyzes various factors, including the portfolio companies historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA (Earning Before Interest, Taxes, Depreciation and Amortization), cash flow, net income, revenues or, in limited instances, book value.
In estimating a multiple to use for valuation purposes, the Company looks to private merger and acquisition statistics, discounted public trading multiples or industry practices. In some cases, the valuation may be based on a combination of valuation methodologies, including but not limited to, multiple based, discounted cash flow and liquidation analysis. If a portfolio company was distressed, a liquidation analysis may provide the best indication of enterprise value.
The Company uses a bond-yield model to value these investments based on the present value of expected cash flows. The primary inputs into the model are market interest rates for debt with similar characteristics and an adjustment for the portfolio company’s credit risk. The credit risk component of the valuation considers several factors including financial performance, business outlook, debt priority and collateral position. During the three months ended September 30, 2009 and 2008, the Company recorded net unrealized appreciation (depreciation) of $12.8 million and $(7.1) million, respectively, on its investments. During the nine months ended September 30, 2009 and 2008, the Company recorded net unrealized depreciation of $4.1 million and $20.4 million, respectively, on its investments. For the three months ended September 30, 2009, the Company’s net unrealized appreciation consisted of the following: approximately $1.4 million of unrealized appreciation which resulted from quoted market prices on the Company’s syndicated loan portfolio; approximately $13.6 million of unrealized appreciation primarily from the reversal of previously recorded unrealized depreciation as a result of realizing a loss on sale of investments; partially offset by approximately $2.2 million of unrealized depreciation which resulted from changes in market multiples and interest rates. For the nine months ended September 30, 2009, the Company’s net unrealized depreciation consisted of the following: approximately $3.9 million of net unrealized depreciation resulted from the following: approximately $16.0 million of unrealized depreciation from a decline in cash flows of the Company’s portfolio companies, offset by approximately $12.1 million in unrealized appreciation due to the reversal of previously recorded unrealized depreciation as a result of realizing a loss on sale of investments; approximately $2.8 million, respectively, of unrealized depreciation which resulted from changes in market multiples and interest rates; offset by approximately $2.6 million, respectively, of unrealized appreciation which resulted from quoted market prices on the Company’s syndicated loan portfolio. For the nine months ended September 30, 2008, the Company’s net unrealized depreciation consisted of the following: approximately $2.8 million, which resulted from quoted market prices on the Company’s syndicated loan portfolio as a result of disruption in the financial credit markets for broadly syndicated loans; approximately $12.3 million, resulted from a decline in cash flows of the Company’s portfolio companies; and approximately $5.3 million of unrealized appreciation which resulted from changes in market multiples and interest rates.
Note 7. Borrowings
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
On July 9, 2009, the Company entered into an agreement, limited consent and amendment (the “Agreement, Consent and Amendment”) related to, among other things, the Amended Securitization Facility with the Lenders and other related parties. In connection with the Agreement, Consent and Amendment, the Lenders consented to the sale of the Encore Legal Solutions, Inc. and L.A. Spas, Inc. term loans and equity interests and the Company agreed to terminate all eight outstanding swap agreements and pay the counterparty to such swaps approximately $3.3 million. Payments on the terminated swap liability will be made at the rate of $500,000 per month for 6 months beginning in July 2009 and $251,000 in January 2010. The Lenders agreed that the monthly payment of the swap liability will be paid from the collection of principal, interest and fees collected from the debt investments. In addition, the Company agreed with the Lenders that it will not accept equity securities or other non-cash consideration (i) in forbearance of the exercise of any rights under any of the loans or debt instruments held in the Company’s investment portfolio or (ii) the cash interest payments on these investments.
In connection with the origination and amendment of the Securitization Facility and the Amended Securitization Facility, the Company incurred $2.4 million of fees which are being amortized over the term of the facility.
At September 30, 2009 and December 31, 2008, $112.7 million and $162.6 million, respectively, of borrowings were outstanding under the Amended Securitization Facility. At September 30, 2009, the interest rate under the Amended Securitization Facility was 7.0%. Interest expense for the three and nine months ended September 30, 2009 and 2008 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Interest charges	$2,273,048	$1,579,647	$6,316,663	$5,299,168
Amortization of debt issuance costs	131,728	131,728	395,184	322,360
Unused facility fees	—	78,380	56,736	152,980

Total	$2,404,776	$1,789,755	$6,768,583	$5,774,508

Note 8. Stock Option Plan and Restricted Stock Plan
As of September 30, 2009, 3,644,677 shares of common stock are reserved for issuance upon exercise of options to be granted under the Company’s stock option plan and 2,065,045 shares of the Company’s common stock were reserved for issuance under the Company’s employee restricted stock plan (collectively, the “Plans”). On March 3, 2009, awards of 446,250 shares of restricted stock were granted to the Company’s executive officers with a fair value of $1.27 (the closing price of the common stock at date of grant). The total fair value of $567,000 is being expensed over a four year vesting period. As of September 30, 2009, 3,189,107 options were outstanding, 2,802,388 of which were exercisable and 633,750 shares of restricted stock were outstanding, none of which are vested. The options have a weighted average remaining contractual life of 6.8 years, a weighted average exercise price of $12.43, and an aggregate intrinsic value of $0. The restricted stock vests over four years. The Company’s stock option plan and employee restricted stock plan will be terminated in the event the Merger described in Note 3 is consummated.

The Company accounts for share-based payments utilizing the “modified prospective method” of transition as permitted under ASC Topic 718. Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. For shares granted in February 2008, this model used the following assumptions: annual dividend rate of 11.8%, risk free interest rate of 3.0%, expected volatility of 26%, and the expected life of the options of 6.5 years. The Company calculated its expected term assumption using guidance provided by SEC Staff Accounting Bulletin 107 (“SAB 107”). SAB 107 allows companies to use a simplified expected term calculation in instances where no historical experience exists, provided that the companies meet specific criteria. Expected volatility was based on the Company’s historical volatility.
Assumptions used with respect to future grants may change as the Company’s actual experience may be different. The fair value of options granted in 2008 was approximately $0.47, using the Black-Scholes option pricing model. The Company has adopted the policy of recognizing compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. For the three and nine months ended September 30, 2009, the Company recorded compensation expense related to stock awards of approximately $169,000 and $590,000, respectively, and for the three and nine months ended September 30, 2008, the Company recorded compensation expense related to stock awards of approximately $183,000 and $569,000, respectively, which is included in compensation expense in the consolidated statements of operations. The Company has not historically recorded the tax benefits associated with the expensing of stock options since the Company elected to be treated as a RIC under Subchapter M of the Internal Revenue Code and, as such, the Company is not subject to federal income tax on the portion of taxable income and gains distributed to stockholders, provided that at least 90% of its annual taxable income is distributed. As of September 30, 2009, there was $199,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over 1.4 years. As of September 30, 2009, there was $1.5 million of unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over 3.4 years.
Note 9. Share Data and Common Stock
The following table sets forth a reconciliation of weighted average shares outstanding for computing basic and diluted income (loss) per common share for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Weighted average common shares outstanding, basic	20,950,501	20,702,485	20,943,734	20,682,167
Effect of dilutive stock options	—	—	—	—

Weighted average common shares outstanding, diluted	20,950,501	20,702,485	20,943,734	20,682,167

The dilutive effect of stock options and restricted stock is computed using the treasury stock method. Options on 3.2 million shares (2009 and 2008), and restricted stock of 633,750 and 187,500 shares in 2009 and 2008, respectively, were anti-dilutive and therefore excluded from the computation of diluted loss per share.
In 2005, the Company established a dividend reinvestment plan, and during the nine months ended September 30, 2009 and the year ended December 31, 2008, issued 123,000 and 177,000 shares, respectively, in connection with dividends paid. The following table reflects the Company’s dividends declared since January 31, 2008:

Date Declared	Record Date	Payment Date	Amount

October 30, 2008	December 22, 2008	January 15, 2009	$0.25
July 30, 2008	September 12, 2008	October 15, 2008	$0.33
May 2, 2008	June 5, 2008	July 16, 2008	$0.33
February 27, 2008	March 14, 2008	April 16, 2008	$0.33
On October 28, 2009, the Company terminated its dividend reinvestment plan.
Note 10. Commitments and Contingencies
The balance of unused commitments to extend credit was $17.3 million and $23.8 million at September 30, 2009 and December 31, 2008, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as contingent investment draws, revolving credit arrangements or similar transactions. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the counterparty. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Since April 3, 2009, the date of the termination event under the Amended Securitization Facility, the Company has funded revolver draws under its outstanding commitments. The Company may not have the ability to fund revolver draw requests in the future.
In connection with borrowings under the Amended Securitization Facility, the Company’s special purpose subsidiary was required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions. The Company had agreed to guarantee the payment of certain swap breakage costs that may be payable by the Company’s special purpose subsidiary in connection with any such interest rate swap agreements or other interest rate hedging transactions. On July 9, 2009, the Company terminated all eight interest rate swap agreements, and realized a loss of $3.3 million, in connection with entering into an agreement, limited consent and amendment to the Company’s Amended Securitization Facility with the Lenders (see Note 7. Borrowings).
The Company leases its corporate offices and certain equipment under operating leases with terms expiring in 2011. Future minimum lease payments due under operating leases at September 30, 2009 are as follows: $62,000 — remainder of 2009, $247,000 — 2010, $21,000 — 2011. Rent expense was approximately $56,000 and $173,000 for the three and nine months ended September 30, 2009, respectively, and was approximately $69,000 and $205,000 for the three and nine months ended September 30, 2008, respectively. At September 30, 2009, the Company had an outstanding letter of credit in the amount of $38,000 as security deposit for the lease of the Company’s corporate offices.
Note 11. Concentrations of Credit Risk
The Company’s portfolio companies are primarily small- to mid-sized companies that operate in a variety of industries.
At September 30, 2009 and December 31, 2008, the Company did not have any investment in excess of 10% of the total investment portfolio at fair value. Investment income, consisting of interest, dividends, fees, and other investment income, can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given period can be highly concentrated among several portfolio companies. During the three and nine months ended September 30, 2009 and 2008, the Company did not record investment income from any portfolio company in excess of 10% of total investment income.
Note 12. Income Taxes
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
Tax loss for the nine months ended September 30, 2009 is as follows:

January 1, 2009
to
September 30, 2009
GAAP net investment income	$8,769,000
Tax timing differences of:
Origination fees, net	(1,311,000)
Permanent impairment on loans	(11,826,000)
Stock compensation expense, original issue discount, depreciation and amortization, and other	1,953,000

Tax loss	$(2,415,000)

Distributable income (loss) differs from GAAP net investment income primarily due to: (1) origination fees received in connection with investments in portfolio companies are treated as taxable income upon receipt; (2) certain stock compensation expense is not currently deductible for tax purposes; (3) certain debt investments that generate original issue discount; (4) depreciation and amortization; and (5) permanent impairment on loans. As a result of the tax loss for the nine months ended September 30, 2009, the Company did not have any required dividend distributions. However, see Note 3. for a discussion of the dividend the Company has declared to be paid immediately prior to the Merger.
Distributions which exceed tax distributable income (tax net investment income and realized gains, if any) are reported as distributions of paid-in capital (i.e., return of capital). The taxability of the distributions made during 2009 will be determined by the Company’s tax earnings and profits for its tax year ending December 31, 2009.

The tax cost basis of the Company’s investments as of September 30, 2009 approximates the book cost. There were no capital gain distributions in 2009 or 2008.
At September 30, 2009, the Company had a net capital loss carryforward of $25.2 million to offset net capital gains, to the extent provided by federal tax law. Of the total capital loss carryforward, $3.2 million will expire in the Company’s tax year ending December 31, 2013, $900,000 will expire in the Company’s tax year ending December 31, 2016, and $21.1 million will expire in the Company’s tax year ending December 31, 2017.
As a condition to Prospect agreeing to execute the Merger Agreement, the Company agreed to reverse, immediately prior to the Merger, the $11.8 million federal income tax ordinary loss deduction, disclosed above, with respect to its investments in L.A. Spas, Inc. As a result, the Company estimates that distributable income for RIC purposes at September 30, 2009 would have been $9.4 million. If the Merger is approved by the Company’s shareholders, immediately prior to the Merger, the Company will pay a final dividend in an amount equal to all of its undistributed net ordinary income and capital gains through the closing date of the Merger. It is currently estimated that the amount of the final dividend will be $0.38 per share assuming that the merger closes on December 2, 2009. The actual amount of the final dividend may be more or less than the estimated amount and will be determined immediately prior to the closing of the merger. In accordance with a recent IRS revenue procedure, the dividend will be payable up to 10% in cash and at least 90% in newly issued shares of the Company’s common stock.
Note 13. Hedging Activities
Since 2006, the Company, through its special purpose subsidiary, entered into eight interest rate swap agreements. No new interest rate swap agreements were executed during the nine months ended September 30, 2009. On July 9, 2009, the Company terminated all eight interest rate swap agreements, and realized a loss of $3.3 million, in connection with entering into an agreement, limited consent and amendment to the Company’s Amended Securitization Facility with the Lenders (see Note 7. Borrowings). Payments on the terminated swap liability will be made at the rate of $500,000 per month for 6 months beginning in July 2009 and $251,000 in January 2010. The Lenders agreed that the monthly payment of the swap liability will be paid from the collection of principal, interest and fees collected from the debt investments. The Company did not designate any of its interest rate swaps as hedges for financial accounting purposes. Each month these interest rate swaps were settled for cash.
Note 14. Financial Highlights

	For the Nine Months Ended
	September 30,
	2009	2008
Per Share Data:
Net asset value at beginning of period	$8.65	$10.73
Net investment income	.42	.95
Net realized loss on investments	(1.42)	—
Net realized loss on interest rate swaps	(.16)	—
Net change in unrealized depreciation on investments	(.19)	(.98)
Effect of issuance of common stock	(.04)	—
Distributions from net investment income	—	(.95)
Distributions in excess of net investment income	—	(.04)
Net change in unrealized swap appreciation	.15	—
Stock based compensation expense	.03	.03

Net asset value at end of period	$7.44	$9.74

Total net asset value return (1)	(14.0)%	0.0%

Per share market value, beginning of period	$3.64	$10.09
Per share market value, end of period	$4.08	$6.37

Total market value return (2)	12.1%	(27.0)%

Shares outstanding at end of period	20,950,501	20,702,485

Ratios and Supplemental Data:
Net assets at end of period	$155,930,000	$201,589,000
Average net assets	168,702,000	211,657,000
Ratio of operating expenses to average net assets (annualized)	12.5%	7.8%
Ratio of net investment income to average net assets (annualized)	6.9%	12.4%
Average borrowings outstanding	$137,389,000	$138,173,000
Average amount of borrowings per share	$6.56	$6.67

(1)	The total net asset value return (not annualized) reflects the change in net asset value of a share of stock, plus dividends.

(2)	The total market value return (not annualized) reflects the change in the ending market value per share plus dividends, divided by the beginning market value per share.

Note 15. Litigation
On or about August 6, 2009, Bruce Belodoff filed a putative class action lawsuit against the Company, its directors and certain of its officers in the Superior Court of the State of Connecticut. The lawsuit alleges that the proposed merger between the Company and Prospect Capital is the product of a flawed sales process and that the Company’s directors and officers breached their fiduciary duty by agreeing to a structure that was not designed to maximize the value of the Company’s shares. In addition, the lawsuit asserts that the Company aided and abetted its officers’ and directors’ breach of fiduciary duty. Finally the lawsuit alleges that the proposed merger was designed to benefit certain of the Company’s officers.
On or about August 11, 2009, Thomas Webster filed a putative class action lawsuit against the Company, its directors and certain of its officers in the Superior Court of the State of Connecticut. The lawsuit is essentially identical to the class action lawsuit filed by Bruce Belodoff against the Company on or about August 6, 2009, which is described above, and was filed by two of the same law firms that filed such lawsuit.
On or about August 13, 2009, Brian Killion filed a putative class action lawsuit against the Company, its directors and certain of its officers in the Bridgeport Superior Court of the State of Connecticut. The lawsuit alleges that the consideration to be paid in the proposed merger between the Company and Prospect Capital is unfair and is the result of an unfair process. The lawsuit further alleges that the Company’s directors and officers breached their fiduciary duty by agreeing to a structure that is designed to deter higher offers from other bidders and for failing to obtain the highest and best price for the Company’s stockholders. In addition, the lawsuit asserts that the Company and Prospect Capital aided and abetted the alleged breach of fiduciary duty.
All three complaints seek to enjoin consummation of the merger or, in the event that the Merger has been consummated prior to the entry of a judgment, to rescind the transaction and/or award rescissory damages. On October 9, 2009, the Company filed motions to strike the complaints in all three lawsuits on the basis that the plaintiffs’ allegations failed to state any claims upon which relief may be granted as a matter of law. On the same day, Prospect Capital filed a motion to strike the lawsuit filed by Brian Killion. Pursuant to a stipulation and order entered on November 9, 2009, the three pending actions all will be consolidated before the Complex Litigation Docket of the Superior Court in Stamford, Connecticut.
On November 9, 2009, the Company, the other defendants and the plaintiffs to the three pending actions entered into a Memorandum of Understanding (“MOU”) with respect to a proposed settlement of the actions. The proposed settlement of the actions remains subject to negotiation of final documentation, confirmatory discovery, and court approval. Pursuant to the MOU, the plaintiffs have agreed that upon final approval of the settlement the actions will be dismissed with prejudice against all of the defendants and the Company acknowledged that it had previously made certain disclosures in the proxy statement relating to the merger in response to requests by the plaintiffs. In addition, the proposed settlement provides that the Company will pay plaintiffs’ attorneys fees and expenses, as awarded by the court, in an amount not to exceed $250,000. Although the Company and the other defendants to the three actions denied and continue to deny the substantive allegations made in the actions, the Company agreed to settle the actions in order to avoid costly litigation.
On October 21, 2009, Deutsche Bank AG filed a complaint in the United States District Court, Southern District of New York, against the Company alleging that the Company breached the terms of a trade confirmation between the Company and Deutsche Bank AG by, among other things, failing and refusing to settle a trade with Deutsche Bank relating to the loan that was the subject of the trade confirmation. Deutsche Bank further alleged that the Company breached an implied covenant of good faith and fair dealing under the trade confirmation. Deutsche Bank is seeking an award of damages as well as reasonable costs, attorneys’ fees, disbursements and other proper charges and expenses as determined by the Court. At this time the Company is unable to determine whether an unfavorable outcome from this matter is probable or remote or to estimate the amount or range of potential loss, if any, although the Company believes that the amount of any judgment would not be material to the Company’s financial condition or results of operations. The Company further believes that this claim is without merit and intends to vigorously defend against it.
Note 16. Subsequent Events
On October 26, 2009, the Company filed a definitive proxy statement calling for a special meeting of shareholders to be held on November 18, 2009 to vote on the proposed merger with Prospect Capital. Patriot Capital shareholders at the close of business on October 21, 2009 will be eligible to vote at the special meeting on the proposed merger.
On October 28, 2009, the board of directors declared a final dividend, contingent upon the consummation of the Merger with Prospect Capital, with a record date of November 2, 2009. According to this action by the board of directors, if the Merger is approved by the Company’s shareholders, immediately prior to the Merger, the Company will pay a final dividend in an amount equal to all of its undistributed net ordinary income and capital gains through the closing date of the Merger. It is currently estimated that the amount of the final dividend will be $0.38 per share assuming that the merger closes on November 25, 2009. The actual amount of the final dividend may be more or less than the estimated amount and will be determined immediately prior to the closing of the merger. In accordance with a recent IRS revenue procedure, the dividend will be payable up to 10% in cash and at least 90% in newly issued shares of the Company’s common stock.
On November 3, 2009, the board of directors modified the previously declared final dividend by determining that payment of the final dividend will not be contingent upon the closing of the Merger with Prospect Capital. It is currently estimated that the amount of the final dividend will be $0.38 per share assuming that the payment date is December 2, 2009. The actual amount of the final dividend may be more or less than the estimated amount and will be determined immediately prior to the date on which the final dividend is paid to the Company’s shareholders. In accordance with a recent IRS revenue procedure, the dividend will be payable up to 10% in cash and at least 90% in newly issued shares of the Company’s common stock.
On November 9, 2009, the Company, the other defendants and the plaintiffs to the three pending actions described in “Note 15. Litigation” above entered into a Memorandum of Understanding (“MOU”) with respect to a proposed settlement of the actions. For a detailed discussion of the MOU, see “Note 15. Litigation” above.

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
     Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:
•	The likelihood that the proposed merger with Prospect Capital Corporation is completed and the anticipated timing of the completion of the proposed merger;

•	Our future operating results and business prospects if the proposed merger is not completed;

•	Our ability to negotiate an arrangement with the lenders of our Amended Securitization Facility for repayment terms that do not require us to use all principal and interest collected from the debt investments secured by the facility to pay down amounts outstanding thereunder;

•	Our ability to negotiate other financing and/or strategic alternatives, including possible debt or equity financing, acquisition or disposition of assets, and other strategic transactions;

•	Our ability to maintain our status as a RIC under the Code;

•	Our ability to continue as a going concern;

•	Our future operating results;

•	Our business prospects and the prospects of our portfolio companies;

•	The ability of our portfolio companies to achieve their objectives;

•	Our expected financings and investments;

•	Future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies and RIC’s;

•	The adequacy of our cash resources and working capital; and

•	The timing of cash flows, if any, from the operations of our portfolio companies.
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

     In light of the unprecedented instability in the financial markets and the severe slowdown in the overall economy, we do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business in the manner in which we have historically operated. As a result, our short-term business focus has shifted from making debt and equity investments to preserving our liquidity position. In this regard, on April 3, 2009, a termination event occurred under the Amended Securitization Facility due to the amount of our advances outstanding under the facility exceeding the maximum availability under the facility for more than three consecutive business days. The maximum availability under the facility is determined by, among other things, the fair market value of all eligible loans serving as collateral under the facility. Because the fair market value of certain eligible loans decreased at December 31, 2008, our advances outstanding under the facility exceeded the maximum availability under the facility. This determination was made in connection with the delivery of a borrowing base report to the facility lenders on March 31, 2009. As a result of the occurrence of the termination event under the facility, we can no longer make additional advances under the facility. Also, the interest rate payable under the Amended Securitization Facility increased from the commercial paper rate plus 1.75% to the prime rate plus 3.75%. In addition, the terms of the facility require that from April 3, 2009 all principal, interest and fees collected from the debt investments secured by the facility must be used to pay down amounts outstanding under the facility within 24 months following the date of the termination event. Substantially all of our debt investments are secured under our Amended Securitization Facility. The facility also permits the lenders, upon notice to us, to accelerate amounts outstanding under the facility and exercise other rights and remedies provided by the facility, including the right to sell the collateral under the facility. To date, we have not received any such notice from the lenders. At September 30, 2009, the interest rate under the Amended Securitization Facility was 7.0%.
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
     On August 3, 2009, we and Prospect Capital Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which we will merge with and into Prospect Capital, with Prospect Capital continuing as the surviving company (the “Merger”). Subject to the terms and conditions of the Merger Agreement, if the Merger is completed, each issued and outstanding share of our common stock will be converted into 0.3992 shares of Prospect Capital’s common stock and any fractional shares resulting from the application of the exchange ratio will be paid in cash. The exchange ratio will be adjusted for any dividend we may declare prior to the closing of the Merger. If not exercised prior to completion of the Merger, outstanding stock options will vest and be cancelled in exchange for the payment in cash to the holder of these stock options of $0.01 per share of our common stock into which these options are exercisable. Further, in connection with the Merger, each share of our restricted stock then outstanding will vest and all restrictions with respect to such shares of restricted stock will lapse. In addition, (a) a number of shares of each holder of restricted stock will be cancelled in exchange for the cash value per share of Prospect Capital’s common stock into which it is convertible at the time of the consummation of the Merger in an amount estimated to be sufficient to pay applicable taxes in connection with the vesting of such shares and (b) the remaining number of shares of restricted stock will be converted in the Merger into shares of Prospect Capital’s common stock on the same terms as all other shares of our common stock. In connection with the completion of the Merger, Prospect Capital will pay off the outstanding principal and accrued interest and up to $1.35 million of related fees and expenses due under the Amended Securitization Facility. As of September 30, 2009, there was approximately $112.7 million outstanding under the Amended Securitization Facility. Further, as a condition to Prospect Capital agreeing to execute the Merger Agreement, we agreed to reverse, immediately prior to the Merger, the $11.8 million federal income tax ordinary loss deduction that we previously disclosed we would incur with respect to our investments in L.A. Spas, Inc. As a result, we estimate that distributable income for RIC purposes at September 30, 2009 would have been $9.4 million. If the Merger is approved by the Company’s shareholders, immediately prior to the Merger, the Company will pay a final dividend in an amount equal to all of its undistributed net ordinary income and capital gains through the closing date of the Merger. It is currently estimated that the amount of the final dividend will be $0.38 per share assuming that the merger closes on December 2, 2009. The actual amount of the final dividend may be more or less than the estimated amount and will be determined immediately prior to the closing of the merger. In accordance with a recent IRS revenue procedure, the dividend will be payable up to 10% in cash and at least 90% in newly issued shares of the Company’s common stock.
     The Merger Agreement also contains certain termination rights for us and Prospect Capital, as the case may be, including: if the Merger has not been completed by December 15, 2009; if there is a breach by the other party that is not or cannot be cured within 30 days’ notice of such breach and such breach would result in a failure of the conditions to closing set forth in the Merger Agreement; if our Board of Directors fails to recommend the Merger to our stockholders; if we breach our obligations in any material respect regarding any alternative business combination proposals; or if our stockholders have voted to not approve the Merger. In addition, the Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, we may be required to pay Prospect Capital a termination fee equal to $3.2 million and/or $250,000 to reimburse certain expenses and make certain other payments.
     On October 26, 2009, we filed a definitive proxy statement calling for a special meeting of shareholders to be held on November 18, 2009 to vote on the proposed merger with Prospect Capital. Our shareholders at the close of business on October 21, 2009 will be eligible to vote at the special meeting on the proposed merger. Consummation of the Merger is expected occur shortly after shareholder approval, if obtained, and is subject to certain additional conditions including, among others, the accuracy of the representations and warranties of each party and compliance by each party with its obligations under the Merger Agreement.
Portfolio Composition
     Our primary business is lending to and investing in small- to mid-sized businesses through investments in senior secured loans, junior secured loans, subordinated debt investments and equity-based investments, including warrants. The fair value of our portfolio was $257.4 million and $322.4 million at September 30, 2009 and December 31, 2008, respectively.
     Total portfolio investment activity as of and for the nine months ended September 30, 2009 and the year ended December 31, 2008 was as follows:

	September 30, 2009	December 31, 2008

Beginning portfolio at fair value	$322,370,748	$384,725,753
Investments in debt securities	10,273,276	79,096,786
Investments in equity securities	188	3,245,937
Investment repayments	(41,222,305)	(95,018,988)
Increase in payment-in-kind interest/dividends	3,459,359	5,452,124
Sale of investments	(4,552,011)	(15,267,401)
Change in unearned revenue	760,464	129,458
Realized loss on investments	(29,574,549)	—
Change in fair value of investments	(4,082,847)	(39,992,921)

Ending portfolio at fair value	$257,432,323	$322,370,748

     As of September 30, 2009 and December 31, 2008, the composition of our portfolio at fair value was as follows:

	September 30, 2009		December 31, 2008
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio

Senior secured revolving lines of credit	$13,263,235	5.1%	$10,266,191	3.2%
Senior secured term loans	112,631,833	43.8	146,372,476	45.4
Junior secured term loans	46,846,973	18.2	58,076,196	18.0
Senior subordinated debt	75,300,016	29.3	93,365,112	29.0
Investments in equity securities	9,390,266	3.6	14,290,773	4.4

Totals	$257,432,323	100.0%	$322,370,748	100.0%

     For the nine months ended September 30, 2009 and the year ended December 31, 2008, the weighted average yield on all of our outstanding debt investments was approximately 11.1% and 12.1%, respectively. The weighted average balance of our debt investment portfolio during the nine months ended September 30, 2009 was $287.8 million, down from $333.2 million during the fourth quarter of 2008. Yields are computed using actual interest income earned for the year (annualized for the nine months ended September 30, 2009), including amortization of loan fees and original issue discount, divided by the weighted average fair value of debt investments. As of September 30, 2009 and December 31, 2008, $99.4 million and $123.5 million, respectively, of our portfolio investments at fair value were at fixed interest rates, which represented approximately 39% and 38%, respectively, of our total portfolio of investments at fair value. We generally structure our subordinated debt investments at fixed rates while many of our senior secured and junior secured loans are at variable rates.
     At September 30, 2009 and December 31, 2008, our equity investments consisted of common and preferred stock, LLC membership interests and warrants to acquire equity interests in certain of our portfolio companies. Warrants to acquire equity interests allow us to participate in the potential appreciation in the value of the portfolio company, while minimizing the amount of upfront cost to us.
     The composition of our investment portfolio by industry sector, using Moody’s Industry Classifications, excluding unearned income, as of September 30, 2009 and December 31, 2008 at cost and fair value was as follows:

	September 30, 2009				December 31, 2008
	Cost	% (1)	Fair Value	% (1)	Cost	% (1)	Fair Value	% (1)
Machinery	$51,630,468	16.9%	$36,317,853	14.1%	$51,384,711	14.0%	$39,527,874	12.3%
Personal & Nondurable Consumer Products	38,542,006	12.6	35,301,536	13.7	39,609,196	10.8	39,247,796	12.2
Health Care, Education & Childcare	38,478,623	12.6	35,673,123	13.9	39,749,005	10.9	39,501,102	12.2
Automobile	30,462,731	10.0	22,205,720	8.6	33,276,374	9.1	26,487,272	8.2
Textiles & Leather	28,827,184	9.4	27,472,364	10.7	29,557,681	8.1	29,368,566	9.1
Metals & Minerals	23,111,237	7.6	23,111,237	9.0	23,049,480	6.3	22,453,909	7.0
Mining, Steel, Iron & Nonprecious Metals	18,001,311	5.9	10,687,048	4.1	18,092,545	4.9	17,245,764	5.3
Electronics	15,798,122	5.2	15,698,746	6.1	31,033,364	8.5	30,033,495	9.3
Retail Stores	11,367,454	3.7	11,286,420	4.4	10,978,984	3.0	10,872,284	3.4
Housewares & Durable Consumer Products	11,110,217	3.6	6,577,119	2.5	11,005,810	3.0	9,333,052	2.9
Printing & Publishing	9,159,502	3.0	7,550,800	2.9	26,302,411	7.2	18,159,998	5.6
Ecological	8,724,829	2.9	8,412,229	3.3	8,556,102	2.3	8,164,902	2.5
Grocery	8,515,329	2.8	8,750,177	3.4	8,156,189	2.2	8,278,569	2.6
Insurance	5,052,366	1.7	3,826,463	1.5	5,000,000	1.4	4,048,200	1.3
Buildings & Real Estate	4,415,588	1.5	4,415,588	1.7	4,613,182	1.3	4,613,182	1.4
Diversified/Conglomerate Service	1,570,736	0.5	—	—	1,570,736	0.4	623,500	0.2
Aerospace & Defense	463,168	0.1	145,900	0.1	463,168	0.1	173,600	0.1
Chemicals, Plastic & Rubber	—	—	—	—	16,659,410	4.6	9,347,006	2.9
Oil & Gas	—	—	—	—	3,840,677	1.1	3,840,677	1.2
Personal, Food & Miscellaneous Services	—	—	—	—	3,000,000	0.8	1,050,000	0.3

Total	$305,230,871	100.0%	$257,432,323	100.0%	$365,899,025	100.0%	$322,370,748	100.0%

(1)	Represents percentage of total portfolio.
     At September 30, 2009 and December 31, 2008, we did not have any investment in excess of 10% of the total investment portfolio at fair value. Investment income, consisting of interest, dividends and fees can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given period can be highly concentrated among several portfolio companies. During the three and nine months ended September 30, 2009 and 2008, we did not record investment income from any portfolio company in excess of 10% of total investment income.
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
     The following table shows the distribution of our debt investments on the 1 to 5 investment rating scale at fair value as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Investments at	Percentage of	Investments at	Percentage of
Investment Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	$84,419,431	34.0%	$82,179,735	26.7%
2	97,997,274	39.5	184,507,897	59.9
3	55,442,985	22.4	21,275,475	6.9
4	4,890,139	2.0	8,477,320	2.7
5	5,292,228	2.1	11,639,548	3.8

Totals	$248,042,057	100.0%	$308,079,975	100.0%

     At September 30, 2009 and December 31, 2008, we had loans and equity investments from three of our portfolio companies on non-accrual status. See “—Critical Accounting Policies — Interest and Dividend Income Recognition” for a discussion of when we place debt investments on non-accrual status.
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
Comparison for the three months ended September 30, 2009 and 2008
     Total Investment Income
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
     Total investment income for the three months ended September 30, 2009 and 2008, was $8.1 million and $10.2 million, respectively. For the three months ended September 30, 2009, this amount consisted of interest income of $5,000 from cash and cash equivalents, $7.8 million of interest and dividend income from portfolio investments (which included $1.2 million in payment-in-kind, or PIK interest, and dividends), $138,000 of fee income and $112,000 in other investment income. For the three months ended September 30, 2008, this amount consisted of interest income of $21,000 from cash and cash equivalents, $9.4 million of interest and dividend income from portfolio investments (which included $1.3 million in payment-in-kind, or PIK interest, and dividends), $460,000 in fee income and $329,000 in other investment income.
     The decrease in our total investment income for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily attributable to a decrease in the weighted average fair value balance outstanding of our interest-bearing investment portfolio during the quarter ended September 30, 2009. The primary reason behind the decrease in total investment income was a decrease in interest income due to the decrease in the weighted average fair value balance of our investment portfolio, and a decrease in the weighted average yield of our investments. During the three months ended September 30, 2009, the weighted average fair value balance outstanding of our interest-bearing investment portfolio was approximately $263.2 million as compared to approximately $313.8 million during the three months ended September 30, 2008. The weighted average yield on our investments during the three months ended September 30, 2009 decreased as a result of an increase in the number of loans on non-accrual status and an overall decrease in market interest rates.
     Expenses
     Expenses include compensation expense, interest on our outstanding indebtedness, professional fees, and general and administrative expenses.

     Expenses for the three months ended September 30, 2009 and 2008, were $6.9 million and $3.7 million, respectively. Expenses increased for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 by approximately $3.2 million, primarily as a result of higher interest expense of $615,000, higher professional fees of $2.5 million and higher general and administrative expenses of $220,000, partially offset by lower compensation expense which decreased by $86,000. The lower compensation expense was principally attributable to the elimination of bonus accruals given the impact of the current market and economic environment on our financial performance, reduction of employee headcount during the fourth quarter of 2008 and the first quarter of 2009, partially offset by an increase in base salary for three of our executive officers during the first quarter of 2009. The increase in interest expense was attributable to an increase in interest rates under the Amended Securitization Facility during the second quarter of 2009 as a result of the April 3, 2009 termination event which occurred under the Amended Securitization Facility. Our weighted average borrowings outstanding were approximately $119.6 million during the three months ended September 30, 2009, as compared to $122.4 million during the three months ended September 30, 2008. The increase in professional fees is primarily due to additional legal fees we incurred in 2009 relating to the termination event under the Amended Securitization Facility and our evaluation of strategic alternatives, including the proposed merger with Prospect Capital. The increase in general and administrative expenses is primarily the result of additional costs incurred in connection with the evaluation of strategic alternatives, including additional fees paid to our directors in connection with board meetings relating to the termination event under the Amended Securitization Facility and the evaluation of strategic alternatives, including the proposed merger with Prospect Capital.
     Realized Gain (Loss) on Disposition of Investments
     Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. During the three months ended September 30, 2009, we realized a loss of $17.7 million on investments principally from the sale of three investments, one of which was from a syndicated loan. During the three months ended September 30, 2008, we realized a net gain of $456,000 principally from the sale of one equity investment.
     Net Change in Unrealized Appreciation or Depreciation on Investments
     Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. During the three months ended September 30, 2009 and 2008, we recorded net unrealized appreciation (depreciation) of $12.8 million and $(7.1) million, respectively, on our investments. For the three months ended September 30, 2009, our net unrealized appreciation consisted of the following: approximately $1.4 million of unrealized appreciation which resulted from quoted market prices on our syndicated loan portfolio; approximately $13.6 million of unrealized appreciation primarily from the reversal of previously recorded unrealized depreciation as a result of realizing a loss on sale of investments; partially offset by approximately $2.2 million of unrealized depreciation which resulted from changes in market multiples and interest rates. For the three months ended September 30, 2008, our net unrealized depreciation consisted of the following: approximately $1.4 million resulted from the decrease in quoted market prices on our syndicated loan portfolio as a result of the disruption in the credit markets for broadly syndicated loans; approximately $4.5 million resulted from a decline in the financial performance of our portfolio companies; and approximately $1.2 million of unrealized depreciation resulted from changes in market multiples and interest rates.
     Net Unrealized Appreciation or Depreciation on Interest Rate Swaps
     Net unrealized appreciation (depreciation) on interest rate swaps represents the change in the value of the swap agreements. For the three months ended September 30, 2009 and 2008, we recorded unrealized appreciation (depreciation) of approximately $2.2 million and $(182,000), respectively, on our interest rate swap agreements. The unrealized appreciation in the value of our interest rate swap agreements in 2009 resulted from the reversal of previously recorded unrealized depreciation resulting from the termination of all eight interest rate swap agreements. The unrealized appreciation in 2008 resulted from the volatility and corresponding fluctuation in variable interest rates during the period. On July 9, 2009, we terminated all eight interest rate swap agreements in connection with entering into an agreement, limited consent and amendment to the Company’s Amended Securitization Facility with the Lenders and recorded a realized loss of approximately $3.3 million.
     Net Income (Loss)
     Net loss was $4.7 million for the quarter ended September 30, 2009 as compared to net loss of $316,000 for the quarter ended September 30, 2008. The net loss for the three months ended September 30, 2009 principally related to the recording of a realized loss in the amount of $17.7 million on sales of investments, recording a $3.3 million realized loss on the termination of our interest rate swaps, partially offset by net unrealized appreciation of $12.8 million on our investments.

Comparison for the nine months ended September 30, 2009 and 2008
     Total Investment Income
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
     Total investment income for the nine months ended September 30, 2009 and 2008, was $24.6 million and $32.1 million, respectively. For the nine months ended September 30, 2009, this amount consisted of interest income of $36,000 from cash and cash equivalents, $23.9 million of interest income from portfolio investments (which included $3.5 million in payment-in-kind, or PIK interest, and dividends), $593,000 in fee income and $121,000 in other investment income. For the nine months ended September 30, 2008, this amount consisted of interest income of $105,000 from cash and cash equivalents, $30.5 million of interest income from portfolio investments (which included $4.3 million in payment-in-kind, or PIK, interest and dividends), $816,000 in fee income and $750,000 in other investment income.
     The decrease in our total investment income for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily attributable to a decrease in the weighted average fair value balance outstanding of our interest-bearing investment portfolio during the nine months ended September 30, 2009. The primary reason behind the decrease in total investment income was a decrease in interest income due to the decrease in the weighted average fair value balance of our investment portfolio, and a decrease in the weighted average yield of our investments. During the nine months ended September 30, 2009, the weighted average fair value balance outstanding of our interest-bearing investment portfolio was approximately $287.8 million as compared to approximately $338.0 million during the nine months ended September 30, 2008. The weighted average yield on our investments during the nine months ended September 30, 2009 decreased as a result of an increase in the amount of loans on non-accrual status and an overall decrease in market interest rates.
     Expenses
     Expenses include compensation expense, interest on our outstanding indebtedness, professional fees, and general and administrative expenses.
     Expenses for the nine months ended September 30, 2009 and 2008, were $15.9 million and $12.4 million, respectively. Expenses increased for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 by approximately $3.5 million, primarily as a result of higher interest expense which increased by $994,000, higher professional fees of $3.2 million and higher general and administrative expenses which increased by $288,000, offset by lower compensation expense which decreased by $932,000. The lower compensation expense was principally attributable to the elimination of bonus accruals given the impact of the current market and economic environment on our financial performance, reduction of employee headcount during the fourth quarter of 2008 and the first quarter of 2009, partially offset by an increase in base salary for three of our executive officers during the first quarter of 2009. The increase in interest expense was attributable to an increase in interest rates under the Amended Securitization Facility during the second quarter of 2009 as a result of the April 3, 2009 termination event which occurred under the Amended Securitization Facility. Our weighted average borrowings outstanding were approximately $137.4 million during the nine months ended September 30, 2009, as compared to $138.2 million during the nine months ended September 30, 2008. The increase in professional fees is primarily due to additional legal fees we incurred in 2009 relating to the termination event under the Amended Securitization Facility and our evaluation of strategic alternatives for the company, including the proposed merger with Prospect Capital. The increase in general and administrative expenses is primarily the result of additional costs incurred in connection with the evaluation of strategic alternatives, including additional fees paid to our directors in connection with board meetings relating to the termination event under the Amended Securitization Facility, offset by reduced travel, advertising and investor relations expenses.
     Realized Gain (Loss) on the Disposition of Investments
     Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. During the nine months ended September 30, 2009, we realized a loss of $29.7 million due from the sale of four investments, two of which were syndicated loans. During the nine months ended September 30, 2008, we realized a net gain of $22,000 from the sale of one equity investment and one debt investment, offset by the cancellation of warrants which we had previously written down to zero.

     Net Change in Unrealized Appreciation or Depreciation on Investments
     Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. During the nine months ended September 30, 2009 and 2008, we recorded net unrealized depreciation of $4.1 million and $20.4 million, respectively, on our investments. For the nine months ended September 30, 2009, our net unrealized appreciation consisted of the following: approximately $3.9 million of net unrealized depreciation resulted from the following: approximately $16.0 million of unrealized depreciation from a decline in cash flows of our portfolio companies, offset by approximately $12.1 million in unrealized appreciation due to the reversal of previously recorded unrealized depreciation as a result of realizing a loss on sale of investments; approximately $2.8 million, respectively, of unrealized depreciation which resulted from changes in market multiples and interest rates; offset by approximately $2.6 million, respectively, of unrealized appreciation which resulted from quoted market prices on our syndicated loan portfolio. For the nine months ended September 30, 2008, our net unrealized depreciation consists of the following: approximately $2.8 million of unrealized depreciation resulted from the decrease in quoted market prices on our syndicated loan portfolio as a result of disruption in the financial credit markets for broadly syndicated loans; approximately $12.3 million resulted from a decline in the financial performance of our portfolio companies; and approximately $5.3 million resulted from changes in market multiples and interest rates.
     Unrealized Appreciation or Depreciation on Interest Rate Swaps
     Net unrealized appreciation on interest rate swaps represents the change in the fair value of our swap agreements. For the nine months ended September 30, 2009 and 2008, we recorded unrealized appreciation of approximately $3.1 million and $35,000, respectively, on our interest rate swap agreements. The unrealized appreciation in the value of our interest rate swap agreements in 2009 resulted from the reversal of previously recorded unrealized depreciation resulting from the termination of all eight interest rate swap agreements. The unrealized appreciation in 2008 resulted from the volatility and corresponding fluctuation in variable interest rates during the period. On July 9, 2009, we terminated all eight interest rate swap agreements in connection with entering into an agreement, limited consent and amendment to the Company’s Amended Securitization Facility with the Lenders and recorded a realized loss of approximately $3.3 million.
     Net Income (Loss)
     Net loss was $25.1 million for the nine months ended September 30, 2009 as compared to net loss of $548,000 for the nine months ended September 30, 2008. The $24.6 million increase in net loss was primarily a result of an increase in realized losses of $32.9 million, a decrease in net investment income of $11.0 million offset by a decrease in net unrealized depreciation of $19.3 million.
Financial Condition, Liquidity and Capital Resources
Cash, Cash Equivalents and Restricted Cash
     At September 30, 2009 and December 31, 2008, we had $5.1 million and $6.4 million, respectively, in cash and cash equivalents. In addition, at September 30, 2009 and December 31, 2008, we had $8.0 million and $22.2 million, respectively, in restricted cash which we maintained in accordance with the terms of our Amended Securitization Facility. A portion of the December 31, 2008 funds were released or available to us on January 12, 2009. Due to the termination event under the Amended Securitization Facility on April 3, 2009, a portion of the March 31, 2009 funds, which would have been released to us on April 13, 2009, were instead used to reduce the outstanding borrowings under our Amended Securitization Facility. As a result, any future funds that get released under the Amended Securitization Facility will be used to reduce outstanding borrowings until fully repaid. On September 30, 2009, $112.7 million was outstanding under the Amended Securitization Facility.
     For the nine months ended September 30, 2009, net cash provided by operating activities totaled $5.3 million, compared to net cash provided by operating activities of $14.4 million for the comparable 2008 period. This change was due primarily to an increase in net loss, an increase in net realized losses on investments, an increase in interest payable, a decrease in unrealized depreciation on investments, an increase in unrealized appreciation on swaps, and an increase in accounts payable, accrued expenses and other. Those amounts were offset by a decrease in PIK interest and dividends. Cash provided by investing activities totaled $35.5 million and $37.5 million for the nine months ended September 30, 2009 and 2008, respectively. This change was principally due to lower loan repayments and amortization of $45.2 million, and a decrease in investment sales of $6.8 million, offset by a decrease in funded investments of $50.0 million. Cash used for financing activities totaled $42.2 million and $51.6 million in the nine months ended September 30, 2009 and 2008, respectively. This change was principally due to a net decrease of $39.2 million in our net borrowings and a decrease of $15.0 million in dividends paid, both of which were offset by a decrease in restricted cash in the amount of $33.9 million.

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
     As a result of this turmoil in the financial markets and our greatly diminished access to equity and debt financing, we had previously taken a number of steps to help improve the availability of liquidity, including:
•	curtailing our investment originations;

•	reducing our operating expenses;

•	obtaining stockholder approval at our 2008 annual meeting of stockholders to sell shares of our common stock below the then current net asset value per share in one or more offerings for a period of one year which ended on June 17, 2009; and

•	postponing any decisions relating to 2009 dividend requirements, if any, until we had a better insight on our requirement and our ability to pay.
     However, in light of the termination event which occurred under the Amended Securitization Facility on April 3, 2009, we can no longer make additional advances under the facility and must use all principal, interest and fees collected from the debt investments secured by the facility to pay down amounts outstanding under the facility by April 3, 2011. Because substantially all of our debt investments are secured by our Amended Securitization Facility, we cannot provide any assurance that we will have sufficient cash and liquid assets to fund our operations and dividend distributions to our stockholders. As a result, our ability to operate our business in the manner in which we have historically operated will be constrained until our ability to access the debt and equity capital markets improves. In this regard, because our common stock has traded at a price significantly below our current net asset value per share over the last several months and we are limited in our ability to sell our common stock at a price below net asset value per share without first obtaining stockholder approval (which approval we did not seek at our 2009 annual meeting of stockholders), we may continue to be limited in our ability to raise equity capital. In addition, as a business development company, we generally are required to meet a coverage ratio of total assets less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. As of September 30, 2009, this ratio was 238%. See “—Overview” for a discussion of the proposed merger with Prospect Capital.
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
     At September 30, 2009, $112.7 million was outstanding under the Amended Securitization Facility. At September 30, 2009, the interest rate payable on amounts outstanding under the Amended Securitization Facility was 7.0%.
     Since 2006, we, through our special purpose subsidiary, entered into eight interest rate swap agreements. The swap agreements have a fixed rate range of 3.3% to 5.2% on an initial notional amount of $53.6 million. The swap agreements generally expire up to five years from issuance. The swaps were put into place to hedge against changes in variable interest payments on a portion of our outstanding borrowings. For the nine months ended September 30, 2009 and 2008, net unrealized appreciation attributed to the swaps were approximately $3.1 million and $35,000, respectively. On July 9, 2009, we entered into an agreement, limited consent and amendment (the “Agreement, Consent and Amendment”) related to, among other things, the Amended Securitization Facility with the Lenders and other related parties. In connection with the Agreement, Consent and Amendment, the Lenders consented to the sale of the Encore Legal Solutions, Inc. and L.A. Spas, Inc. term loans and equity interests and we agreed to terminate all eight outstanding swap agreements and pay the counterparty to such swaps approximately $3.3 million. Payments on the terminated swap liability will be made at the rate of $500,000 per month for 6 months beginning in July 2009 and $251,000 in January 2010. The Lenders agreed that the monthly payment of the swap liability will be paid from the collection of principal, interest and fees collected from the debt investments. In addition, we agreed with the Lenders that we will not accept equity securities or other non-cash consideration in forbearance of the exercise of any rights under any of the loans or debt instruments held in our investment portfolio or the cash interest payments on these investments.
Regulated Investment Company Status and Dividends
     Effective August 1, 2005, we elected to be treated as a RIC under Subchapter M of the Code. As long as we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis. In light of the matters described above regarding the Amended Securitization Facility, we may not be able to continue to qualify as a RIC. However, we intend to take all steps possible to maintain our RIC tax status. If the Merger is approved by the Company’s shareholders, immediately prior to the Merger, the Company will pay a final dividend in an amount equal to all of its undistributed net ordinary income and capital gains through the closing date of the Merger. It is currently estimated that the amount of the final dividend will be $0.38 per share assuming that the merger closes on December 2, 2009. The actual amount of the final dividend may be more or less than the estimated amount and will be determined immediately prior to the closing of the merger. In accordance with a recent IRS revenue procedure, the dividend will be payable up to 10% in cash and at least 90% in newly issued shares of the Company’s common stock.
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
     Under ASC Topic 820, we principally utilize the market approach to estimate the fair value of our investments where there is not a readily available market and we also utilize the income approach to estimate the fair value of our debt investments. Under the market approach, we estimate the enterprise value of the portfolio companies in which we invest. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. We generally require portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically, private companies are valued based on multiples of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), cash flows, net income, revenues, or in limited cases, book value.
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
     The fair value of our investments at September 30, 2009, and December 31, 2008 was determined in good faith by our board of directors. Duff & Phelps, LLC, an independent valuation firm (“Duff & Phelps”), provided third party valuation consulting services to us which consisted of certain mutually agreed upon limited procedures that we engaged them to perform. At September 30, 2009 and at December 31, 2008, we asked Duff & Phelps to perform the limited procedures on investments in 8 and 12 portfolio companies, respectively, comprising approximately 47% and 38% of the total investments at fair value, respectively. Upon completion of their limited procedures, Duff & Phelps concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable. Our Board of Directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process.
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
Payment-in-Kind or PIK Interest and Dividends
     We include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind or PIK interest or dividends, which represents either contractually deferred interest added to the loan balance that is generally due at the end of the loan term or contractually deferred dividends added to our equity investment in the portfolio company. We will cease accruing PIK interest if we do not expect the portfolio company to be able to pay all principal and interest due, and we will cease accruing PIK dividends if we do not expect the portfolio company to be able to make PIK dividend payments in the future. In certain cases, a portfolio company makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a portfolio company’s loan can increase while the total outstanding amount of the loan to that portfolio company may stay the same or decrease. Accrued PIK interest and dividends represented $7.2 million or 2.8% of our portfolio of investments at fair value as of September 30, 2009 and $6.6 million or 2.0% of our portfolio of investments at fair value as of December 31, 2008. The net increase in loan and equity balances as a result of contracted PIK arrangements are separately identified on our statements of cash flows.
     PIK related activity for the nine months ended September 30, 2009 was as follows:

Nine Months Ended
September 30, 2009
Beginning PIK balance	$6,605,194
PIK interest and dividends earned during the period	3,459,359
PIK write-off	(1,817,059)
PIK receipts during the period	(1,003,525)

Ending PIK balance	$7,243,969

Interest and Dividend Income Recognition
     Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. When a loan or debt security becomes 90 days or more past due, or if we otherwise do not expect the debtor to be able to service its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. At September 30, 2009 and December 31, 2008, we had loans and equity investments from three of our portfolio companies on non-accrual status.
     Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are expected to be collected. Dividend income on equity securities is recorded on the record date for private companies and the ex-dividend date for publicly traded companies.
Off-Balance Sheet Arrangements
     We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. We attempt to limit our credit risk by conducting extensive due diligence, negotiating appropriate financial covenants and obtaining collateral where necessary. As of September 30, 2009, we had unused commitments to extend credit to our portfolio companies of $17.3 million, which are not reflected on our balance sheet. Since April 3, 2009, the date of the termination event under the Amended Securitization Facility, we have funded revolver draws under our outstanding commitments. We are currently in negotiation with the Lenders to have eligible revolver draws, which are requests on loans that secure the Amended Securitization Facility, funded by the Lenders going forward. Ineligible revolver draw requests, those requests on loans outside of the Amended Securitization Facility, will not be funded by the Lenders. We may not have the ability to fund the ineligible revolver draw requests or eligible revolver draw requests in the future if the Lenders refuse to accommodate this request.
     In connection with the Amended Securitization Facility, our consolidated special purpose subsidiary may be required under certain circumstances to enter into interest rate swap agreements or other interest rate hedging transactions. We have agreed to guarantee the payment of certain swap breakage costs that may be payable by our special purpose subsidiary in connection with any such interest rate swap agreements or other interest rate hedging transactions. At September 30, 2009, we did not have any outstanding swap agreements. On July 9, 2009, we entered into an agreement, limited consent and amendment (the “Agreement, Consent and Amendment”) related to, among other things, the Amended Securitization Facility with the Lenders and other related parties. In connection with the Agreement, we agreed to terminate all eight outstanding swap agreements and pay the counterparty to such swaps approximately $3.3 million. Payments on the terminated swap liability will be made at the rate of $500,000 per month for 6 months beginning in July 2009 and $251,000 in January 2010. The Lenders agreed that the monthly payment of the swap liability will be paid from the collection of principal, interest and fees collected from the debt investments.
Contractual Obligations
     As of September 30, 2009, we had $112.7 million outstanding under the Amended Securitization Facility. On April 3, 2009, a termination event occurred under the Amended Securitization Facility due to the amount of our advances outstanding under the facility exceeding the maximum availability under the facility for more than three consecutive business days. The maximum availability under the facility is determined by, among other things, the fair market value of all eligible loans serving as collateral under the facility. Because the fair market value of certain eligible loans decreased at December 31, 2008, our advances outstanding under the facility exceeded the maximum availability under the facility. This determination was made in connection with the delivery of a borrowing base report to the facility lenders on March 31, 2009. As a result of the occurrence of the termination event under the facility, we can no longer make additional advances under the facility. Also, the interest rate payable under the Amended Securitization Facility increased from the commercial paper rate plus 1.75% to the prime rate plus 3.75%. In addition, the terms of the facility require that all principal, interest and fees collected from the debt investments secured by the facility must be used to pay down amounts outstanding under the facility within 24 months following the date of the termination event. The facility also permits the lenders, upon notice to us, to accelerate amounts outstanding under the facility and exercise other rights and remedies provided by the facility, including the right to sell the collateral under the facility. To date, we have not received any such notice from the lenders.
     On August 11, 2005, we entered into a lease agreement for office space expiring on January 15, 2011. Future minimum lease payments due under the office lease and for certain office equipment are as follows: remainder of 2009 — $62,000; 2010 — $247,000; 2011 — $21,000.
Recent Developments
     On October 26, 2009, the Company filed a definitive proxy statement calling for a special meeting of shareholders to be held on November 18, 2009 to vote on the proposed merger with Prospect Capital. Patriot Capital shareholders at the close of business on October 21, 2009 will be eligible to vote at the special meeting on the proposed merger.
     On October 28, 2009, the board of directors declared a final dividend, contingent upon the consummation of the proposed merger with Prospect Capital, with a record date of November 2, 2009. If the Merger is approved by our shareholders, immediately prior to the Merger, we will pay a final dividend in an amount equal to all of its undistributed net ordinary income and capital gains through the closing date of the Merger. It is currently estimated that the amount of the final dividend will be $0.38 per share assuming that the merger closes on November 25, 2009. The actual amount of the final dividend may be more or less than the estimated amount and will be determined immediately prior to the closing of the merger. In accordance with a recent IRS revenue procedure, the dividend will be payable up to 10% in cash and at least 90% in newly issued shares of our common stock.
     On November 3, 2009, the board of directors modified the previously declared final dividend by determining that payment of the final dividend will not be contingent upon the closing of the proposed merger with Prospect Capital. It is currently estimated that the amount of the final dividend will be $0.38 per share assuming that the payment date is December 2, 2009. The actual amount of the final dividend may be more or less than the estimated amount and will be determined immediately prior to the date on which the final dividend is paid to our shareholders. In accordance with a recent IRS revenue procedure, the dividend will be payable up to 10% in cash and at least 90% in newly issued shares of our common stock.
     On November 9, 2009, we, the other defendants and the plaintiffs to the three pending actions described in “Item 1. Legal Proceedings” of “Part II. Other Information” of this quarterly report on Form 10-Q entered into a Memorandum of Understanding (“MOU”) with respect to a proposed settlement of the actions. For a detailed discussion of the MOU, see “Item 1. Legal Proceedings” of “Part II. Other Information” of this quarterly report on Form 10-Q .

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There has been no material change in quantitative and qualitative disclosures about market risks since December 31, 2008.
Item 4. Controls and Procedures
(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

(b)	There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings other than those set forth below.
     On or about August 6, 2009, Bruce Belodoff filed a putative class action lawsuit against the Company, its directors and certain of its officers in the Superior Court of the State of Connecticut. The lawsuit alleges that the proposed merger between the Company and Prospect Capital is the product of a flawed sales process and that the Company’s directors and officers breached their fiduciary duty by agreeing to a structure that was not designed to maximize the value of the Company’s shares. In addition, the lawsuit asserts that the Company aided and abetted its officers’ and directors’ breach of fiduciary duty. Finally the lawsuit alleges that the proposed merger was designed to benefit certain of the Company’s officers.
     On or about August 11, 2009, Thomas Webster filed a putative class action lawsuit against the Company, its directors and certain of its officers in the Superior Court of the State of Connecticut. The lawsuit is essentially identical to the class action lawsuit filed by Bruce Belodoff against the Company on or about August 6, 2009, which is described above, and was filed by two of the same law firms that filed such lawsuit.
     On or about August 13, 2009, Brian Killion filed a putative class action lawsuit against the Company, its directors and certain of its officers in the Bridgeport Superior Court of the State of Connecticut. The lawsuit alleges that the consideration to be paid in the proposed merger between the Company and Prospect Capital is unfair and is the result of an unfair process. The lawsuit further alleges that the Company’s directors and officers breached their fiduciary duty by agreeing to a structure that is designed to deter higher offers from other bidders and for failing to obtain the highest and best price for the Company’s stockholders. In addition, the lawsuit asserts that the Company and Prospect Capital aided and abetted the alleged breach of fiduciary duty.
     All three complaints seek to enjoin consummation of the merger or, in the event that the Merger has been consummated prior to the entry of a judgment, to rescind the transaction and/or award rescissory damages. On October 9, 2009, the Company filed motions to strike the complaints in all three lawsuits on the basis that the plaintiffs’ allegations failed to state any claims upon which relief may be granted as a matter of law. On the same day, Prospect Capital filed a motion to strike the lawsuit filed by Brian Killion. Pursuant to a stipulation and order entered on November 9, 2009, the three pending actions all will be consolidated before the Complex Litigation Docket of the Superior Court in Stamford, Connecticut.
     On November 9, 2009, the Company, the other defendants and the plaintiffs to the three pending actions entered into a Memorandum of Understanding (“MOU”) with respect to a proposed settlement of the actions. The proposed settlement of the actions remains subject to negotiation of final documentation, confirmatory discovery, and court approval. Pursuant to the MOU, the plaintiffs have agreed that upon final approval of the settlement the actions will be dismissed with prejudice against all of the defendants and the Company acknowledged that it had previously made certain disclosures in the proxy statement relating to the merger in response to requests by the plaintiffs. In addition, the proposed settlement provides that the Company will pay plaintiffs’ attorneys fees and expenses, as awarded by the court, in an amount not to exceed $250,000. Although the Company and the other defendants to the three actions denied and continue to deny the substantive allegations made in the actions, the Company agreed to settle the actions in order to avoid costly litigation.
     On October 21, 2009, Deutsche Bank AG filed a complaint in the United States District Court, Southern District of New York, against the Company alleging that the Company breached the terms of a trade confirmation between the Company and Deutsche Bank AG by, among other things, failing and refusing to settle a trade with Deutsche Bank relating to the loan that was the subject of the trade confirmation. Deutsche Bank further alleged that the Company breached an implied covenant of good faith and fair dealing under the trade confirmation. Deutsche Bank is seeking an award of damages as well as reasonable costs, attorneys’ fees, disbursements and other proper charges and expenses as determined by the Court. At this time the Company is unable to determine whether an unfavorable outcome from this matter is probable or remote or to estimate the amount or range of potential loss, if any, although the Company believes that the amount of any judgment would not be material to the Company’s financial condition or results of operations. The Company further believes that this claim is without merit and intends to vigorously defend against it.
Item 1A. Risk Factors
     Except as noted below, there were no material changes from the risk factors previously disclosed in our quarterly reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 and our annual report on Form 10-K for the year ended December 31, 2008.
Patriot and Prospect have agreed to a fixed exchange ratio, and, as a result, the shares of Prospect common stock to be issued in the merger may have a market value that is lower than expected.
     The exchange ratio of 0.3992 of a share of Prospect common stock for each share of Patriot common stock was fixed on August 3, 2009, the time of the signing of the merger agreement, and is not subject to adjustment based on changes in the trading price of Prospect or Patriot common stock before the closing of the proposed merger. As a result, the market price of Prospect’s common stock at the time of the merger may vary significantly from the price on the date the merger agreement was signed or from the price on either the date of this document or the date of the special meeting. These variances may arise due to, among other things:
•	changes in the business, operations and prospects of Prospect or Patriot;

•	the financial condition of current or prospective portfolio companies of Prospect or Patriot;

•	interest rates, general market and economic conditions;

•	market assessments of the likelihood that the proposed merger will be completed and the timing of the merger; and

•	market perception of the future profitability of the combined company.

     These factors are generally beyond the control of Prospect and Patriot. It should be noted that during the 12-month period ending September 30, 2009, the closing price per share of Prospect’s common stock varied from a low of $6.29 to a high of $13.08. Historical trading prices are not necessarily indicative of future performance.
The proposed merger is subject to the receipt of payoff letters from the Amended Securitization Facility lenders that could delay completion of the proposed merger, cause abandonment of the merger or have other negative effects on Patriot and Prospect.
     Completion of the merger is subject to the receipt of payoff letters from the Amended Securitization Facility lenders. A substantial delay in obtaining such payoff letters, the failure to obtain such payoff letters or the imposition of unfavorable terms or conditions in connection with the receipt of such payoff letters could have an adverse effect on the business, financial condition or results of operations of Patriot and Prospect, or may cause the abandonment of the merger. In this regard, the merger agreement obligates Prospect to pay off (i) all principal and interest due under the Amended Securitization Facility, which amounted to $112.7 million as of September 30, 2009, and (ii) up to $1.35 million (the “Fee Cap”) in other costs, fees and expenses payable to the lenders under the terms of the Amended Securitization Facility. However, immediately subsequent to Patriot’s entry into the merger agreement with Prospect, the agent for the Amended Securitization Facility lenders notified Patriot that the Amended Securitization Facility lenders have not consented to the Fee Cap included in the merger agreement nor do they intend to release their liens on Patriot’s investments unless and until all costs, fees and expenses payable to the lenders under the terms of the Amended Securitization Facility are paid in full in cash. Although Patriot intends to work with the Amended Securitization Facility lenders to resolve this issue, if (i) the Amended Securitization Facility lenders demand payment for costs, fees and expenses that are substantially in excess of the Fee Cap amount, (ii) Patriot does not have sufficient funds to pay such excess amount and (iii) the Amended Securitization Facility lenders refuse to provide Patriot with the payoff letters required by the merger agreement, the merger may be abandoned. If the merger is abandoned, Patriot may not have sufficient liquidity to operate its business or pursue other strategic transactions and, as a result, would likely be required to seek bankruptcy protection.
Patriot shareholders will experience a reduction in percentage ownership and voting power with respect to their shares as a result of the merger.
     Patriot shareholders will experience a substantial reduction in their respective percentage ownership interests and effective voting power relative to their respective percentage ownership interests in Patriot prior to the merger. If the merger is consummated, based on the number of shares of Prospect common stock issued and outstanding on the date hereof, Patriot shareholders will own approximately 13.6% of the combined entity’s outstanding common stock. In addition, both prior to and after completion of the merger, Prospect may issue additional shares of common stock in public offerings, mergers and acquisitions or otherwise (including at prices below its current net asset value), all of which would further reduce the percentage ownership of Prospect held by former Patriot shareholders. In addition, the issuance or sale by Prospect of shares of its common stock at a discount to net asset value poses a risk of dilution to stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in Prospect’s earnings and assets and their voting power than the increase Prospect experiences in its assets, potential earning power and voting interests from such issuance or sale. Shareholders may also experience a reduction in the market price of Prospect’s common stock.
Termination of the merger agreement could negatively impact Patriot.
     If the merger agreement is terminated, there may be various consequences including:
•	Patriot’s businesses may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger;

•	the market price of Patriot’s common stock might decline to the extent that the market price prior to termination reflects a market assumption that the merger will be completed;

•	Patriot may not be able to find a party willing to pay an equivalent or more attractive price than the price Prospect has agreed to pay in the merger; and

•	Patriot may not have sufficient liquidity to operate its business or pursue other strategic transactions and, as a result, would likely be required to seek bankruptcy protection.
Under certain circumstances, Patriot is obligated to pay Prospect a termination fee or other amounts upon termination of the merger agreement.

     No assurance can be given that the merger will be completed. The merger agreement provides for the payment by Patriot of a break-up fee of $3.2 million or an expense reimbursement of up to $250,000 if the merger is terminated by Patriot under certain circumstances. In addition, in certain circumstances involving a sale of Patriot to a third party within one year of termination of the merger agreement, Patriot may be required make an additional payment equal to the termination fee when combined with any previously paid expense reimbursement. The obligation to make that payment may adversely affect the ability of Patriot to engage in another transaction in the event the merger is not completed and may have an adverse impact on the financial condition of Patriot. See “Description of the Merger Agreement — Termination of the Merger Agreement - Expenses; Termination Fees” for a discussion of the circumstances that could result in the payment of a termination fee.
The merger agreement severely limits Patriot’s ability to pursue alternatives to the merger.
     The merger agreement contains “no shop” and other provisions that, subject to limited exceptions, limit Patriot’s ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of Patriot. These provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of Patriot from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the merger. Patriot can consider and participate in discussions and negotiations with respect to an alternative proposal only in very limited circumstances. Among other things, prior to Patriot entering into any discussions with, or providing confidential information to, a third party in connection with an alternative proposal, the third party must enter into a confidentiality agreement with Patriot, must provide evidence of its commitment and ability to make a superior proposal for a sale or business combination transaction with Patriot without material contingencies, must agree to pay down in full the outstanding balance under the Amended Securitization Facility at closing of the relevant alternative sale or business combination transaction, and must provide Patriot with funds in an amount equal to the termination fee that would be payable upon the occurrence of certain termination events, as discussed elsewhere in this document.
The merger is subject to closing conditions, including stockholder approval, that, if not satisfied or waived, will result in the merger not being completed, which may result in material adverse consequences to Patriot’s business and operations.
     The merger is subject to closing conditions, including the approval of Patriot’s shareholders that, if not satisfied, will prevent the merger from being completed. The closing condition that Patriot’s shareholders adopt the merger agreement may not be waived under applicable law and must be satisfied for the merger to be completed. Patriot currently expects that all directors and executive officers of Patriot will vote their shares of Patriot common stock in favor of the proposals presented at the special meeting. If Patriot’s shareholders do not adopt the merger agreement and the merger is not completed, the resulting failure of the merger could have a material adverse impact on Patriot’s business and operations. In addition to the required approvals and consents from governmental entities and the approval of Patriot’s shareholders, the merger is subject to a number of other conditions beyond Patriot’s control that may prevent, delay or otherwise materially adversely affect its completion. Patriot cannot predict whether and when these other conditions will be satisfied.
Certain executive officers and directors of Patriot have interests in the completion of the proposed merger that may differ from or conflict with the interests of Patriot shareholders.
     Certain of the executive officers and directors of Patriot have interests in the merger that are different in certain respects from, and may conflict with, the interests of other Patriot shareholders. Patriot executive officers are entitled to receive certain benefits upon completion of the merger, including accelerated vesting and payout (in cash or merger consideration) of stock options and restricted stock. In addition, pursuant to employment or severance agreements they have with Patriot, assuming qualifying terminations of employment following completion of the merger, certain of Patriot’s executive officers would receive severance payments and benefits. Patriot’s executive officers may be entitled to receive aggregate payments of up to approximately $2,453,613 for accelerated vesting and payout of stock options and restricted stock upon completion of the merger. The maximum amounts that would be payable to Patriot’s named executive officers in the aggregate under each of their current employment agreements or severance agreements assuming that certain conditions regarding change of control and termination are met would be up to approximately $11,704,415. Certain existing executive officers of Patriot may, however, become paid employees of the merged company or its external investment adviser.
     Including shares of restricted stock that will vest upon the merger, the directors and executive officers of Patriot, hold approximately 15.83% of the beneficial and record ownership of Patriot’s common stock as of October 16, 2009, and intend to vote their shares in favor of the merger agreement and the transactions contemplated by the merger.
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
Item 4. Submission of Matters to a Vote of Security Holders
     Not Applicable.
Item 5. Other Information
     Not Applicable.
Item 6. Exhibits
     Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document

10.1*	Agreement, Limited Consent and Amendment No. 1 to Second Amended and Restated Loan Funding and Servicing Agreement by and among the Patriot Capital Funding, Inc., Patriot Capital Funding LLC I, Fairway Finance Company, LLC, BMO Capital Markets Corp., Branch Banking and Trust Company and Wells Fargo Bank, National Association.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Submitted herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2009.

PATRIOT CAPITAL FUNDING, INC.
By:	/s/ Richard P. Buckanavage
Richard P. Buckanavage
Chief Executive Officer and President

By:	/s/ William E. Alvarez, Jr.
William E. Alvarez, Jr.
Executive Vice President, Chief Financial Officer and Secretary